Form 10-Q
period 1996-03-31
BLANCH E W HOLDINGS INC
filed 1996-05-15
CIK 898438

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-11794


                           E. W. Blanch Holdings, Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     41-1741779

E. W. Blanch Holdings, Inc.
3500 West 80th Street, Minneapolis, Minnesota  55431
612-835-3310


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock par value $.01 per share                        13,248,564

Part I. Financial Information
Item 1. Financial Statements


                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                         Unaudited

                                                   Three months ended March 31,
                                                  ------------------------------
                                                          1996           1995
                                                  ------------------------------
Revenues:
   Brokerage commissions and fees                      $  24,136     $  25,054
   Investment income                                       1,742         1,776
                                                  ------------------------------
Total revenues                                            25,878        26,830

Expenses:
   Salaries and benefits                                  10,468        10,641
   Travel and marketing                                    1,712         1,266
   General and administrative                              4,587         4,146
   Amortization of goodwill                                  768           730
   Interest and other expense                                 66           100
                                                  ------------------------------
Total expenses                                            17,601        16,883
                                                  ------------------------------
Income before taxes                                        8,277         9,947

Income taxes                                               3,171         3,880
                                                  ------------------------------
Net income                                              $  5,106      $  6,067
                                                  ==============================
Net income per share                                    $   0.38      $   0.44
                                                  ==============================

Weighted average number of shares of Common
   Stock outstanding                                      13,288        13,650
                                                  ==============================

Cash dividends declared per share                       $   0.10      $   0.10
                                                  ==============================


See accompanying notes.

Part 1. Financial Information
Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                 March 31,       December 31,
                                                    1996              1995
                                           -------------------------------------
                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $    2,372        $     4,977
   Due from fiduciary accounts                        10,558              4,537
   Premium finance notes                              14,375             12,212
   Prepaid insurance                                     675              1,212
   Other current assets                                1,438              2,117
                                           -------------------------------------
Total current assets                                  29,418             25,055

Long-term investments, available for sale              7,023              7,035
Property and equipment, net                            9,521              9,386
Goodwill, net                                         39,080             38,939
Other assets                                           2,477              2,143
Fiduciary accounts--assets                           433,938            414,855
                                           =====================================
Total assets                                      $  521,457         $  497,413
                                           =====================================

Liabilities and Shareholders' equity
Current liabilities:
   Accrued compensation                           $    2,000         $    3,311
   Notes payable to banks                              4,500              4,500
   Accounts payable                                    2,788              3,848
   Current portion of long-term liabilities              562                582
   Other current liabilities                           4,279              1,379
                                           -------------------------------------
Total current liabilities                             14,129             13,620

Long-term debt, less current portion                      25                350
Deferred income taxes                                  1,487              1,320
Other liabilities, less current portion                  529                589
Fiduciary accounts--liabilities                      433,938            414,855
                                           -------------------------------------
Total liabilities                                    450,108            430,734

Shareholders' equity                                  71,349             66,679
                                           =====================================
Total liabilities and shareholders' equity        $  521,457         $  497,413
                                           =====================================

See accompanying notes.

Part 1. Financial Information
Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                 Three months ended March 31,
                                                     1996              1995
                                             -----------------------------------
Operating Activities
Net income                                        $  5,106            $  6,067
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation and amortization                   1,403               1,206
     Equity in the earnings of Swire Blanch           (147)                (44)
     Changes in operating assets and
      liabilities:
        Due from fiduciary accounts                 (6,021)             (1,072)
        Other current assets                           590                 (86)
        Accrued compensation                        (1,311)                (744)
        Accounts payable and other
          current liabilities                        1,985                 (715)
     Other, net                                        189                   25
                                             -----------------------------------
Net cash provided by operating activities            1,794                4,637

Investing Activities
Purchases of property and equipment                   (759)                (938)
Issuance of finance notes receivable, net           (2,173)              (2,445)
Other investing activities, net                       (374)                (159)
                                             -----------------------------------
Net cash used in investing activities               (3,306)              (3,542)

Financing Activities
Proceeds from sale of treasury shares                  766                    -
Dividends paid                                      (1,321)              (1,365)
(Repayments) borrowings on lines
 of credit, net                                        (43)                 320
Payments on long-term debt                            (541)                (298)
Other financing activities, net                         46                   41
                                             -----------------------------------
Net cash (used in) provided by
     financing activities                           (1,093)              (1,302)
                                             -----------------------------------

Net (decrease) in cash and cash equivalents         (2,605)                (207)
Cash and cash equivalents at
 beginning of period                                 4,977                1,338
                                             -----------------------------------
Cash and cash equivalents at end of period        $  2,372            $   1,131
                                             ===================================
See accompanying notes.

Part 1. Financial Information
Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1996


1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended December 31, 1995.

E.W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and wholesale insurance services.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company categorizes its business operations into three segments: reinsurance services, wholesale insurance services and general corporate services. The principal subsidiaries comprising the reinsurance services segment include E.W. Blanch Co., Inc., Paragon Reinsurance Risk Management Services, Inc., E.W. Blanch Capital Risk Solutions, Inc., and E.W. Blanch International, Inc. (which owns a 50% interest in Swire Blanch Holdings, Ltd., a joint venture with Swire Fraser Insurance (Holdings) Ltd.). The principal subsidiary comprising the wholesale insurance segment is E.W. Blanch Wholesale Insurance Services, Inc., which includes its operating subsidiaries Blanch Insurance Services, Inc., Medical Reinsurance Corporation, Spectrum National Insurance Resources (Spectrum), and InsGroup Services Company (InsGroup). General corporate services includes investment income from corporate investments, corporate expenses such as legal, finance, corporate development, and the office of the chief executive, and results of other insignificant operations.

2.  Subsequent Event

On April 29, 1996, the Company's previous $25.0 million line of credit facility with a syndicate of banks, including Norwest Bank Minnesota, N.A., Nations Bank of Texas N.A., and Morgan Guaranty Trust Company of New York, expired. The Company renewed a $30.0 million facility with the same syndicate of banks for a term of three years. The facility includes two borrowing methods: short term based on a floating rate at 75 basis points less than the base rate and longer term (30, 60, or 90 days) at 75 basis points over the LIBOR rate. The base rate is defined as the greater of the prime rate or 150 basis points over the federal funds rate. Additionally, the Company pays a commitment fee of 25 basis points on unused balances.

                           E. W. Blanch Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                   For the Three Months Ended March 31, 1996


Forward Looking Statements. Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-Q are forward looking statements that involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. The Company's Form 8-K filed with the SEC on March 22, 1996 includes a discussion of these risk factors and is incorporated herein by reference.

General
The Company is a leading provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and wholesale insurance services. The Company categorizes its business operations into three segments: reinsurance services, wholesale insurance services, and general corporate services. The following is a summary of the revenues and pretax income (loss) of each business segment for the periods indicated (in thousands):

Quarter Ended March 31, 1996

                                Brokerage                               Pre-tax
                               commissions   Investment     Total       income
                                 and fees      Income      Revenues     (loss)
                               -----------   ----------   ---------    ---------
Reinsurance services             $20,569       $1,060      $21,629      $10,472
Wholesale insurance services       3,567          614        4,181         (679)
General corporate services             -          366          366       (1,516)
Eliminations                           -         (298         (298)           -
                               -----------   ----------   ---------    ---------
                                 $24,136       $1,742      $25,878       $8,277
                               ===========   ==========   =========    =========

Quarter Ended March 31, 1995

                                Brokerage                               Pre-tax
                               commissions   Investment      Total      income
                                 and fees      Income      Revenues     (loss)
                               -----------   ----------   ---------    ---------
Reinsurance services              $20,629      $1,040      $21,669      $12,060
Wholesale insurance services        4,425         504        4,929         (149)
General corporate services              -         232          232       (1,964)
                               -----------   ----------   ---------    ---------
                                  $25,054      $1,776      $26,830      $ 9,947
                               ===========   ==========   =========    =========

Reinsurance services continue to be the primary source of the Company's revenues and pre-tax income, and include the reinsurance intermediary services provided by E. W. Blanch Co., Inc. (EWB Co.), the risk management services provided by Paragon Reinsurance Risk Management Services, Inc. (Paragon) and E.W. Blanch Capital Risk Solutions, Inc. (Capital Risk Solutions), and the 50% interest in the international reinsurance services of Swire Blanch Holdings Limited.

Wholesale insurance services include the wholesale insurance distribution, alternative distribution and premium finance services provided by Blanch Insurance Services, Inc., the program business conducted by Spectrum, and the association dues and distribution of specialized insurance products business strategy of InsGroup, which was acquired on January 1, 1996. Also included in the wholesale segment effective January 1, 1996, is EWB Co.'s unit which specializes in life, accident/health and medical professional liability reinsurance. The operations of this unit were combined with Medical Reinsurance Corporation, a wholly owned subsidiary of E.W. Blanch Wholesale Insurance Services, Inc., and the combined operation has the capability to produce, underwrite and place insurance and reinsurance on behalf of accident/health and medical professional liability companies. Prior year segment information has been restated to conform with the current year presentation. This unit contributed $0.1 million and $0.4 million of pre-tax income in the quarters ended March 31, 1996 and 1995, respectively.

General corporate services includes investment income from corporate investments, corporate expenses such as legal, finance, corporate development, and the office of the chief executive, and results of other insignificant operations.

Reinsurance services revenues for the first quarter of 1996 are down slightly from the first quarter of 1995 due primarily to continuing competitive market conditions and a reduction in catastrophe contract premium adjustments. This revenue decline, combined with an increase in expenses, resulted in a reduction in pre-tax income for the first quarter of 1996 compared to the same period a year ago. Despite the lower first quarter results and based on several significant production opportunities, the company remains optimistic about its ability to grow the revenues and earnings of its core reinsurance services business.

The wholesale insurance business continued to show unprofitable results during the first quarter of 1996. The Company believes that its efforts to reposition the general agency book of business are beginning to take effect, and expects an increase in written premium and commission and fee revenue levels during 1996 from the levels shown for the first quarter. The expected turnaround in the general agency business combined with excellent opportunities in the alternative distribution area leads the Company to believe that the wholesale insurance services business will grow and become profitable in 1996. However, there can be no assurances as to such future profitability.

The Company is engaged as the lead reinsurance intermediary by the California Earthquake Authority (the "CEA"). The California Legislature failed to approve legislation necessary to establish the CEA by its deadline of March 31, 1996. An extension of time through April 30, 1996 was sought with the reinsurance marketplace, but that deadline has also passed by without approval of the necessary legislation. This legislation continues to be worked on by a conference committee of the California Legislature.

The Company understands that the CEA transaction also requires participation by insurers representing at least 75% of California's residential earthquake market, and that the CEA requires a tax-exempt status ruling from the Internal Revenue Service. It is uncertain what the current participation levels are relative to the 75% benchmark and how such participation levels may be affected by further legislative delays and the ultimate content of the bill. The Internal Revenue Service has also given notice that its tax-exempt status ruling is withdrawn pending further review of the ultimate legislation. Finally, the legislative delays have also resulted in losses of capacity commitments from the reinsurance marketplace, and the impact of further delays on such capacity levels is unknown.

The Company remains optimistic that the CEA legislation will pass and the transaction will be completed; however, it is a complex process and there can be no assurances given that this will happen or when it will happen.

The Company continues to be involved with significant alternative distribution opportunities. These opportunities are currently in various stages of negotiations among the parties and state approval processes in order to reach a final agreement. There were no significant revenues recorded during the first quarter related to these alternative distribution opportunities, and nothing significant is expected for the second quarter. The Company remains optimistic that these alternative distribution opportunities will begin to generate meaningful revenues later in 1996, but no assurances can be given as to the completion of these transactions or the timing.

The Company plans to continue to increase its expenditures in the development of risk management services through the expansion of Capital Risk Solutions as well as its catastrophe modeling and consulting capabilities.

First Quarter 1996 Compared with First Quarter 1995

Reinsurance Services

The following are the components of Brokerage commissions and fees for the reinsurance services segment for the quarter ended March 31 (in thousands):

                                             Quarter ended March 31,
                                  ---------------------------------------------
                                         1996                      1995
                                  -------------------       -------------------

    Reinsurance brokerage               $19,833                  $20,131
    Risk management fees                    589                      454
    Equity in Swire Blanch                  147                       44
                                  ===================       ===================
                                        $20,569                  $20,629
                                  ===================       ===================

Reinsurance brokerage decreased $0.3 million, or 1.4%, to $19.8 million for the quarter ended March 31, 1996 compared to $20.1 million the prior year. The components of the net decrease were as follows: new business production, $2.8 million, offset by non-continuing business, $2.6 million, declines on existing business, $0.4 million, and other net decreases, $0.1 million. The $0.4 million decline on existing business is attributed to a reduction in catastrophe contract premium adjustments and continuing competitive market conditions offset by other net increases in clients' ceded volume.

Risk management fees were $0.6 million for the quarter ended March 31, 1996 compared to $0.5 million the prior year. These revenues were earned primarily from a contract to administer the Florida Hurricane Catastrophe Fund.

Equity in the income of Swire Blanch was $147,000 for the quarter ended March 31, 1996 compared to $44,000 the prior year. New Swire Blanch offices were opened in Rome and Mexico City during the first quarter. A new office is planned to open in Hong Kong during the second quarter.

Fiduciary investment income was $1.0 million for the quarters ended March 31, 1996 and 1995. The average balance for the quarter ended March 31, 1996 was $75.8 million compared to $74.8 million at March 31, 1995. The average yield was 5.6% for both periods.

Expenses increased 13.3% for the quarter ended March 31, 1996 primarily due to increases in salaries and benefits as a result of key staff additions in the risk management services area (primarily in Capital Risk Solutions and Paragon's Catastrophe Modeling and Consulting Group) and normal salary progressions. Other expense increases were experienced in travel and marketing, office rent, and amortization of internally developed software.

Wholesale Insurance Services

The following are the components of Brokerage commissions and fees for the wholesale insurance services segment for the quarter ended March 31 (in thousands):

                                                    Quarter ended March 31,
                                               --------------------------------
                                                     1996              1995
                                               --------------    --------------
General agency commissions and fees                 $2,465          $  3,078
Medical Reinsurance Corporation
 commissions and fees                                  955             1,347
Other commissions and fees                             147                 -
                                               ==============    ==============
                                                    $3,567            $4,425
                                               ==============    ==============


General agency commissions and fees declined $0.6 million, or 19.9%, to $2.5 million for the quarter ended March 31, 1996 compared to $3.1 million for the quarter ended March 31, 1995, due primarily to declines in personal lines business. Total written premium and fees for the quarter ended March 31, are as follows (in thousands):

                                    Quarter ended March 31,
                        --------------------------------------------------
                                 1996                       1995
                        -----------------------    -----------------------
                         Written                     Written
                         premium         % of        premium       % of
                         and fees        Total       and fees      Total
                        ----------      -------     ----------    -------
Commercial lines          $ 7,596         49.4%       $ 8,073       41.3%
Special risks               4,632         29.6          4,581       23.5
Personal lines              2,729         11.5          5,365       27.5
NAFTA/Mexican National        473          3.2          1,501        7.7
                        ----------      -------     ----------    -------
                          $15,430        100.0%       $19,520      100.0%
                        ==========      =======     ==========    =======


Medical Reinsurance Corporation commissions and fees declined $0.4 million, or 29.1%, to $1.0 million for the quarter ended March 31, 1996 compared to $1.3 million the prior year. The decline from the prior year results primarily from lost business.


Other commissions and fees result primarily from dues and fees earned by InsGroup, acquired effective January 1, 1996. InsGroup is an association of more than 80 independent property/casualty insurance agencies located throughout the United States. The Company believes that the acquisition will enhance its capabilities in the distribution of specialized insurance products. Also included in this category are the commissions and fees earned by the program placement operations of Spectrum.

The following are the components of Investment income for the quarter ended March 31, 1996 (in thousands):
                                             Quarter ended March 31,
                                      ----------------------------------------
                                             1996                   1995
                                      -----------------      -----------------
Premium finance interest and fees           $ 517                  $ 435
Fiduciary investment income                    97                     69
                                      -----------------      -----------------
                                            $ 614                  $ 504
                                      =================      =================

Premium finance interest and fees increased $82,000, or 18.9%, to $0.5 million for the quarter ended March 31, 1996 compared to $0.4 million the prior year. The increase results from the continued growth of the outstanding balance of premium finance accounts. The outstanding balance of premium finance notes was $14.6 million at a weighted average rate of 12.6% at March 31, 1996, compared to $12.2 million at 13.5% at December 31, 1995, and $9.1 million at 16.4% at March 31, 1995.

Fiduciary investment income increased slightly from the prior year as a result of larger average balances. The average invested balance for the quarter was $7.3 million compared to $5.0 million the prior year. The average yield was 5.6% for both periods.

Expenses decreased 20.4% for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995. This decrease is comprised primarily of reductions in salary and benefits, resulting from the effects of staff reductions which occurred in the second quarter of 1995, and general and administrative expenses, resulting primarily from changes in claims processing. These expense reductions are offset by the expenses associated with the InsGroup operations and an increase in interest expense related to the growth in premium finance notes.

General Corporate Services and Eliminations

Corporate investment income of $0.4 million is comprised of $0.1 million of interest income from investment securities and $0.3 million of inter-company interest charged to the wholesale insurance segment to fund the premium finance operation. Investment securities income declined $0.1 million, or 50%, to $0.1 million for the quarter ended March 31, 1996 compared to the prior year. This decline is due to sales of securities in 1995, primarily to fund the October 1995 purchase of treasury stock, which resulted in a smaller investment portfolio of $7.0 million at March 31, 1996, compared to $16.2 million at March 31, 1995. The Company has generally employed its available funds to generate greater investment returns in its premium finance business rather than making passive investments in securities.

Expenses increased 7.2% for the quarter ended March 31, 1996, compared to the prior year. This increase results primarily from additional office space, losses on the sale of real estate, and other net expense increases, offset by lower incentive plan expense.

The Company's effective tax rate, after adjustment for equity in the income of Swire Blanch which is already reflected on an after tax basis, continues to be 39%.

Liquidity and Capital Resources

The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, to the purchase of equipment used in the ordinary course of business, to the repayment of outstanding indebtedness and to the distribution of earnings. The Company's cash and cash equivalents were $2.4 million at March 31, 1996. The Company's long-term investment portfolio at March 31, 1996 was $7.0 million. The largest component of the portfolio is comprised of municipal securities that are exempt from federal income taxes, are rated "AA" or better by a major rating organization, and have an average maturity of 2.6 years with an average yield of 5.0%. The Company also maintains some equity investments. The market value of the Company's investment portfolio at March 31, 1996 approximates cost, compared to $0.1 million below cost at December 31, 1995. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

The Company generated $1.8 million of cash from operations during the first three months of 1996 compared with $4.6 million for the same period in 1995. Cash provided by operating activities reflects the net income of the Company adjusted for the non-cash charges of depreciation and amortization, equity in the income of Swire Blanch, gains and losses on the sale of investment securities and equipment, and changes in other working capital accounts. The primary cause of the decline from the 1995 amount is an increase in amounts due from fiduciary accounts.

Net cash used in investing activities was $3.3 million during the first three months of 1996, compared with $3.5 million during the first three months of 1995. The 1996 amount includes net issuance of premium finance notes, $2.2 million, net purchases of property and equipment, $0.8 million, and other net uses, $0.4 million. The 1995 amount includes the net issuance of $2.4 million of premium finance notes and $0.9 million of net purchases of property and equipment. Premium finance notes are part of the wholesale insurance operation. The Company has increased its investments in computerized information systems in an effort to improve information reporting and the efficient processing of its business. The Company intends to continue to increase its investments in such systems.

Net cash used in financing activities for the three months ended March 31, 1996 was $1.1 million and consisted primarily of $1.3 million in dividends paid to shareholders offset by other net cash provided of $0.2 million. In the prior year, net cash used by financing activities was $1.3 million, consisting primarily of $1.4 million of cash dividends paid to shareholders and other net cash provided of $0.1 million.

On April 29, 1996, the Company's previous $25.0 million line of credit with a syndicate of banks, including Norwest Bank Minnesota, N.A., Nations Bank of Texas N.A., and Morgan Guaranty Trust Company of New York, expired. The Company renewed a $30.0 million facility with the same syndicate of banks for a term of three years. The facility includes two borrowing methods: short term based on a floating rate at 75 basis points less than the base rate and longer term (30, 60, or 90 days) at 75 basis points over the LIBOR rate. The base rate is defined as the greater of the prime rate or 150 basis points over the federal funds rate. Additionally, the Company pays a commitment fee of 25 basis points on unused balances.

On January 25, 1996, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 1, 1996 to shareholders of record as of February 9, 1996. On April 25, 1996, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable June 1, 1996 to shareholders of record as of May 10, 1996.

                           Part II. Other Information

Item 1. Legal Proceedings.
        n/a

Item 2. Changes in Securities
        n/a

Item 3. Defaults upon Senior Securities
        n/a

Item 4. Submission of Matters to a Vote of Security Holders n/a

Item 5. Other Information
        n/a

Item 6. Exhibits and Reports on Form 8-K.

     1. n/a

     2. The company filed a Current Report on Form 8-K on March 22, 1996 pertaining to forward looking statements and prospective disclosures.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. W. Blanch Holdings, Inc.

By:  /s/ Tom S. Nelson
   ------------------------------------------------------
     Tom S. Nelson
     Executive Vice President and Chief Financial Officer

Date: May 14, 1996