Form 10-Q
period 1996-06-30
BLANCH E W HOLDINGS INC
filed 1996-08-14
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
612-835-3310


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock par value $.01 per share                        13,254,274

Part I.  Financial Information
Item 1.  Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                    Three months ended      Six months ended
                                         June 30,                 June 30,
                                    ------------------     ------------------
                                      1996      1995         1996      1995
                                    --------  --------     --------  --------
Revenues:
   Brokerage commissions and fees    $21,112   $18,608      $45,248   $43,662
   Investment income                   1,759     1,832        3,501     3,608
                                    --------  --------     --------  --------
Total revenues                        22,871    20,440       48,749    47,270

Expenses:
   Salaries and benefits              10,622     9,896       21,090    20,537
   Travel and marketing                1,866     1,590        3,578     2,856
   General and administrative          4,726     3,711        9,313     7,857
   Amortization of goodwill              768       760        1,536     1,490
   Interest and other expense             44        78          110       178
                                    --------  --------     --------  --------
Total expenses                        18,026    16,035       35,627    32,918
                                    --------  --------     --------  --------
Income before taxes                    4,845     4,405       13,122    14,352

Income taxes                           1,910     1,682        5,081     5,562
                                    --------  --------     --------  --------

Net income                           $ 2,935  $  2,723      $ 8,041   $ 8,790
                                    ========  ========     ========  ========

Net income per share                 $  0.22  $   0.20      $  0.60   $  0.64
                                    ========  ========     ========  ========

Weighted average number of shares
   of Common Stock outstanding        13,323    13,653       13,309    13,651
                                    ========  ========     ========  ========

Cash dividends declared per share    $  0.10  $   0.10      $  0.20   $  0.20
                                    ========  ========     ========  ========


See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                             June 30,       December 31,
                                               1996              1995
                                           -------------   --------------
                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                 $  1,478           $  4,977
   Due from fiduciary accounts                  7,432              4,537
   Premium finance notes                       15,538             12,212
   Prepaid insurance                              153              1,212
   Other current assets                         2,549              2,117
                                           -------------   --------------
              Total current assets             27,150             25,055

Long-term investments, available for sale       6,877              7,035
Property and equipment, net                     9,729              9,386
Goodwill, net                                  38,312             38,939
Other assets                                    2,504              2,143
Fiduciary accounts--assets                    436,047            414,855
                                           -------------   --------------
Total assets                                 $520,619           $497,413
                                           =============   ==============

Liabilities and Shareholders' equity
 Current liabilities:
   Accrued compensation                      $  2,088           $  3,311
   Notes payable to banks                       1,950              4,500
   Accounts payable                             2,660              3,848
   Current portion of long-term liabilities       582                582
   Other current liabilities                    2,076              1,379
                                           -------------   -------------
Total current liabilities                       9,356             13,620

Long-term debt, less current portion               21                350
Deferred income taxes                           1,627              1,320
Other liabilities, less current portion           462                589
Fiduciary accounts--liabilities               436,047            414,855
                                           -------------   -------------
Total liabilities                             447,513            430,734

Shareholders' equity                           73,106             66,679
                                           -------------   --------------
Total liabilities and shareholders' equity   $520,619           $497,413
                                           =============   ==============

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited
                                                  Six months ended June 30,
                                                  1996               1995
                                             --------------    --------------
Operating Activities
Net income                                      $  8,041          $  8,790
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                 2,876             2,483
     Equity in the earnings of Swire Blanch          (96)              (92)
     Loss on sale of investments                      12                77
     Changes in operating assets and
       liabilities:
        Due from fiduciary accounts               (2,895)            3,653
        Other current assets                           1              (202)
        Accrued compensation                      (1,223)           (1,035)
        Accounts payable and other
          current liabilities                       (504)           (6,459)
     Other, net                                      (59)               84
                                                -----------    --------------
Net cash provided by operating activities          6,153             7,299

Investing Activities
Purchases of property and equipment               (1,698)           (1,054)
Issuance of finance notes receivable, net         (3,361)           (5,685)
Sales and other disposals of investments             322             3,016
Other investing activities, net                      133              (380)
                                                -----------    --------------
Net cash used in investing activities             (4,604)           (4,103)

Financing Activities
Proceeds from sale of treasury shares                 831                -
Dividends paid                                     (2,646)          (2,730)
Net (repayments) borrowings on lines of credit     (2,593)           1,325
Payments on long-term debt                           (549)            (292)
Other financing activities, net                       (91)             112
                                                -----------    --------------
Net cash (used in) provided by
     financing activities                          (5,048)          (1,585)
                                                -----------    --------------
Net (decrease) in cash and cash equivalents        (3,499)             811
Cash and cash equivalents at
 beginning of period                                4,977            1,338
                                                ===========    ==============
Cash and cash equivalents at end of period       $  1,478         $  2,149
                                                ===========    ==============

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 1996


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

E. W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and wholesale insurance services.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company categorizes its business operations into three segments: reinsurance services, wholesale insurance services and general corporate services. The principal subsidiaries comprising the reinsurance services segment include E. W. Blanch Co., Inc., Paragon Reinsurance Risk Management Services, Inc., E. W. Blanch Capital Risk Solutions, Inc., and E. W. Blanch International, Inc. (which owns a 50% interest in Swire Blanch Holdings, Ltd., a joint venture with Swire Fraser Insurance (Holdings) Ltd.). The principal subsidiary comprising the wholesale insurance segment is E. W. Blanch Wholesale Insurance Services, Inc., which includes its operating subsidiaries Blanch Insurance Services, Inc., Medical Reinsurance Corporation, and InsGroup Services Company (InsGroup). General corporate services includes investment income from corporate investments, corporate expenses such as legal, finance, corporate development, and the office of the chief executive, and results of other insignificant operations.


2.  Shareholder's Equity

In 1996, the Company began using treasury shares to fund employee benefit plans which include common shares of Company stock as an investment option.

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
                            Results of Operation

                           E. W. Blanch Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
            For the Three Months and Six Months Ended June 30, 1996

Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-Q are forward looking statements that involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. The Company's Form 8-K filed with the SEC on March 22, 1996 includes a discussion of these risk factors and is incorporated herein by reference.

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

Quarter Ended June 30, 1996

                                Brokerage                           Pre-tax
                               commissions  Investment    Total      income
                                and fees      Income     Revenues    (loss)
                               -----------  ----------   --------   --------
Reinsurance services             $16,761     $  970      $17,731     $5,810
Wholesale insurance services       4,351        697        5,048       (262)
General corporate services             -        437          437       (703)
Eliminations                           -       (345)        (345)         -
                               -----------  ----------   --------   --------
                                 $21,112     $1,759      $22,871     $4,845
                               ===========  ==========   ========   ========

Quarter Ended June 30, 1995

                                Brokerage                           Pre-tax
                               commissions  Investment     Total     income
                                and fees      Income      Revenues   (loss)
                               -----------  ----------    --------  --------
Reinsurance services             $14,298      $1,103       $15,401    $5,929
Wholesale insurance services       4,310         619         4,929       (68)
General corporate services             -         311           311    (1,456)
Elimination                            -        (201)         (201)        -
                               -----------  ----------    --------  --------
                                 $18,608      $1,832       $20,440    $4,405
                               ===========  ==========    ========  ========

Six Months Ended June 30, 1996

                                Brokerage                           Pre-tax
                               commissions  Investment    Total      income
                                and fees      Income     Revenues    (loss)
                               -----------  ----------   --------   --------
Reinsurance services             $37,347     $ 2,032      $39,739    $16,172
Wholesale insurance services       7,901       1,311        9,212       (829)
General corporate services             -         802          802     (2,221)
Eliminations                           -        (644)        (644)         -
                               -----------  ----------   --------   --------
                                 $45,248     $ 3,501      $48,749    $13,122
                               ===========  ==========   ========   ========

Six Months Ended June 30, 1995

                                Brokerage                           Pre-tax
                               commissions  Investment     Total     income
                                and fees      Income      Revenues   (loss)
                               -----------  ----------   ---------  --------
Reinsurance services             $34,930      $2,144      $37,074    $17,529
Wholesale insurance services       8,732       1,123        9,855       (429)
General corporate services             -         545          545     (2,978)
Elimination                            -        (204)        (204)         -
                               -----------  ----------   ---------  --------
                                 $43,662      $3,608      $47,270    $14,352
                               ===========  ==========   =========  ========


Reinsurance services continue to be the primary source of the Company's revenues and pre-tax income, and include the reinsurance intermediary services provided by E. W. Blanch Co., Inc. (EWB Co.), the risk management services provided by Paragon Reinsurance Risk Management Services, Inc. (Paragon) and E. W. Blanch Capital Risk Solutions, Inc. (Capital Risk Solutions), and the 50% interest in the international reinsurance services of Swire Blanch Holdings Limited.

Wholesale insurance services include the wholesale insurance distribution, alternative distribution and premium finance services provided by Blanch Insurance Services, Inc. and the association dues and distribution of specialized insurance products business performed by InsGroup, which was acquired on January 1, 1996. Also included in the wholesale segment effective January 1, 1996, is EWB Co.'s unit which specializes in life, accident/health and medical professional liability reinsurance. The operations of this unit were combined with Medical Reinsurance Corporation (MRC), a wholly owned subsidiary of E. W. Blanch Wholesale Insurance Services, Inc., and the combined operation has the capability to produce, underwrite and place insurance and reinsurance on behalf of accident/health and medical professional liability companies. Prior year segment information has been restated to conform with the current year presentation. MRC had a pre-tax loss of $0.1 million in the quarter ended June 30, 1996 and pre-tax income of $0.2 million in the quarter ended June 30, 1995. MRC had an insignificant pre-tax loss for the six months ended June 1996 compared to $0.6 million of pre-tax income for the six months ended June 30, 1995.

General corporate services includes investment income from corporate investments, corporate expenses such as legal, finance, corporate development, and the office of the chief executive, and results of other insignificant operations.

Reinsurance services revenues for the second quarter of 1996 rose 15.1% from the second quarter of 1995 due primarily to new account production and growth in existing business. This revenue increase was offset by an increase in expenses, resulting in a slight decrease in pre-tax income for the second quarter of 1996 compared to the same period a year ago. Based on several significant production opportunities, the company remains optimistic about its ability to grow the revenues and earnings of its core reinsurance services business.

On July 1, 1996 the Company, through its wholly owned subsidiary Paragon, expanded its risk management servicing capabilities by acquiring a ceded reinsurance software system and certain assets of The UniSURe Corporation. Paragon will market, develop, and support this software product, as well as provide outsourced services. The Company does not expect a meaningful contribution to profits from this unit in 1996.

The wholesale insurance business continued to show unprofitable results during the second quarter of 1996, however, the loss was much less than in prior quarters assisted by the positive pre-tax earnings of the Company's newly acquired InsGroup operations. The Company believes that its efforts to reposition the general agency book of business are taking effect, and expects further increases in written premium and commission and fee revenue levels during the remainder of 1996. The expected turnaround in the general agency business combined with excellent opportunities in the alternative distribution area leads the Company to believe that the wholesale insurance services business will grow and continue moving toward profitability in 1996. However, there can be no assurances as to such future profitability.

On July 16, 1996, the Wholesale business announced the formation of Rockwood Programs, Inc. to manage, market, and underwrite program business to insurance clients. This unit will also serve as an outsourced marketing department to insurers and other program administrators by providing research, telemarketing, marketing consulting, full service production of marketing materials and administration of a comprehensive "back office" to its clients. This unit is expected to have a small loss in the last half of 1996.

The Company is engaged as the lead reinsurance intermediary by the California Earthquake Authority (the "CEA"). Although the California Legislature originally established a deadline of March 31, 1996 for approval of the legislation necessary to activate the CEA, this deadline has been extended and the Legislature has not yet taken the action necessary to activate the CEA. A two-thirds majority vote is required in both the Assembly and the Senate in order to activate the CEA in 1996, whereas a majority vote in both houses can activate the CEA on January 1, 1997. So far, a two-thirds vote has been achieved in the Assembly and a majority vote has been achieved in the Senate. The California Senate continues to consider this legislation.

The Company understands that the CEA transaction, if passed by the California Legislature, will require participation by insurers representing at least 70% of California's residential earthquake market, and that the CEA requires a tax-exempt status ruling from the Internal Revenue Service. It is uncertain what the current participation levels are relative to the 70% benchmark and how such participation levels may be affected by further legislative delays and the ultimate content of the bill. The Internal Revenue Service has provided a tax-exempt status ruling for the CEA, but it is unclear what effect any changes in the legislation may have on that ruling. Finally, the legislative delays have also resulted in losses of capacity commitments from the reinsurance marketplace, and the impact of further delays on such capacity levels is unknown.

The  Company  remains   optimistic  that  CEA  legislation  will  pass  and  the
transaction will be completed; however, it is a complex process and there can be no assurances given that this will happen or when it will happen.

The Company continues to be involved with significant alternative distribution opportunities. There was favorable progress made on these opportunities during the quarter, specifically including the announcement by Allstate Insurance Company to transfer certain Florida homeowners policies on renewal to Clarendon National Insurance Company starting in November 1996. The Company remains optimistic that its alternative distribution opportunities will begin to generate meaningful revenues later in 1996, but no assurances can be given as to the completion of these transactions or the timing.

The Company plans to continue to increase its expenditures in the development of risk management services through the expansion of Capital Risk Solutions as well as its catastrophe modeling and consulting capabilities, including the development of a proprietary model.

Second Quarter 1996 Compared with Second Quarter 1995

Reinsurance Services

The following are the components of Brokerage commissions and fees for the reinsurance services segment for the quarter ended June 30 (in thousands):

                                            Quarter ended June 30,
                                ---------------------------------------------
                                         1996                      1995
                                -------------------       -------------------

    Reinsurance brokerage               $16,246                  $13,822
    Risk management fees                    565                      428
    Equity in Swire Blanch                  (50)                      48
                                -------------------       -------------------
                                        $16,761                  $14,298
                                ===================       ===================

Reinsurance brokerage increased $2.4 million, or 17.5%, to $16.2 million for the quarter ended June 30, 1996 compared to $13.8 million the prior year. The components of the net increase were as follows: new business production, $4.0 million, offset by non-continuing business, $1.5 million, declines on existing business, $0.3 million, and other net increases, $0.2 million. The $0.3 million decline on existing business is attributed to continuing competitive market conditions and decreases in clients' ceded volume offset by other net increases.

Risk management fees were $0.6 million for the quarter ended June 30, 1996 compared to $0.4 million the prior year. These revenues were earned primarily from a contract to administer the Florida Hurricane Catastrophe Fund.

Equity in the loss of Swire Blanch was $50,000 for the quarter ended June 30, 1996 compared to income of $48,000 the prior year, primarily due to declines in revenues from its Copenhagen office. New Swire Blanch offices were opened in Hong Kong and Paris during the second quarter.

Fiduciary investment income declined $0.1 million or 9.1% to $1.0 million for the quarter ended June 30, 1996 compared to $1.1 million the prior year. The average balance for the quarter ended June 30, 1996 was $72.0 million compared to $74.4 million at June 30, 1995. The average yield was 5.4% for the quarter ended June 30, 1996 compared to 5.9% the prior year.

Operating expenses, prior to overhead allocations, increased 18.4% for the quarter ended June 30, 1996 primarily due to increases in salaries and benefits as a result of key staff additions in the risk management services area (primarily in Capital Risk Solutions and Paragon's Catastrophe Modeling and Consulting Group) and normal salary progressions. Other expense increases were experienced in travel and marketing, office rent, and amortization of software.

Wholesale Insurance Services

The following are the components of Brokerage commissions and fees for the wholesale insurance services segment for the quarter ended June 30 (in thousands):

                                                 Quarter ended June 30,
                                            --------------------------------
                                                 1996              1995
                                            --------------    --------------
General agency commissions and fees             $2,759            $2,709
Medical Reinsurance Corporation
  commissions and fees                             862             1,601
Other commissions and fees                         730                 -
                                            --------------    --------------
                                                $4,351            $4,310
                                            ==============    ==============

General agency commissions and fees increased slightly in the second quarter of 1996 compared to a year ago. Total written premium and fees for the quarter ended June 30 are as follows (in thousands):

                                     Quarter ended June 30,
                       ------------------------------------------------
                                 1996                     1995
                       -----------------------  -----------------------
                          Written                  Written
                        premium and     % of     premium and     % of
                            fees       Total         fees       Total
                       -------------  --------  -------------  --------
Commercial lines          $ 8,347        38.5%     $ 9,029        57.2%
Special risks               4,613        21.3        4,173        26.4
Personal lines              8,459        39.0        1,928        12.2
NAFTA/Mexican National        247         1.2          657         4.2
                       -------------  --------  -------------  --------
                          $21,666       100.0%     $15,787       100.0%
                       =============  ========  =============  ========


Medical Reinsurance Corporation commissions and fees declined $0.7 million, or 46.1%, to $0.9 million for the quarter ended June 30, 1996 compared to $1.6 million the prior year. The decline from the prior year results primarily from lost business.

Other commissions and fees result primarily from dues and fees earned by InsGroup, acquired effective January 1, 1996. InsGroup is an association of more than 80 independent property/casualty insurance agencies located throughout the United States. The Company believes that the acquisition will enhance its capabilities in the distribution of specialized insurance products.

The following are the components of Investment income for the quarter ended June 30 (in thousands):
                                             Quarter ended June 30,
                                      ----------------------------------------
                                              1996                   1995
                                      -----------------      -----------------
Premium finance interest and fees             $581                   $503
Fiduciary investment income                    116                    117
                                      =================      =================
                                              $697                   $620
                                      =================      =================

Premium finance interest and fees increased $78,000, or 15.5%, to $0.6 million for the quarter ended June 30, 1996 compared to $0.5 million the prior year. The increase results from the continued growth of the outstanding balance of premium finance notes. The outstanding balance of premium finance notes was $15.6 million at a weighted average rate of 13.0% at June 30, 1996, compared to $12.2 million at 13.5% at December 31, 1995, and $12.3 million at 14.9% at June 30, 1995.

Fiduciary investment income approximated the prior year amount. The average invested balance for the quarter was $9.3 million compared to $8.3 million the prior year. The average yield was 5.2% for the quarter ended June 30, 1996 compared to 5.9% the prior year.

Operating expenses, prior to overhead allocations, increased 14.9% for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. This increase is comprised primarily of an increase in general and administrative expenses, resulting from changes in claims processing, the expenses associated with the InsGroup operations, and an increase in interest expense related to the growth in premium finance notes.

General Corporate Services and Eliminations

Corporate investment income of $0.4 million, compared to $0.3 million the prior year, is comprised of $0.1 million of interest income from investment securities and $0.3 million of inter-company interest charged to the wholesale insurance segment to fund the premium finance operation. Investment securities income declined $0.1 million, or 50%, to $0.1 million for the quarter ended June 30, 1996 compared to the prior year. The prior year amount includes $0.2 million interest income on investment securities, $0.2 million of inter-company interest charged to the wholesale insurance segment and $0.1 million in losses on the sales of investment securities. The decline in investment income is due to sales of securities in 1995, primarily to fund the October 1995 purchase of treasury stock, which resulted in a smaller investment portfolio of $6.9 million at June 30, 1996, compared to $13.6 million at June 30, 1995. The Company continues to employ its available funds to generate greater investment returns in its premium finance business rather than making passive investments in securities.

General corporate expenses decreased 4.3% for the quarter ended June 30, 1996, compared to the prior year. This decrease results primarily from lower salary and benefit expenses offset by additional office space, losses on the sale of real estate, and other net expense increases.

The Company's effective tax rate, after adjustment for equity in the income of Swire Blanch which is already reflected on an after tax basis, continues to be 39%.

Six months ended June 30, 1996 compared to six months ended June 30,1995

Reinsurance Services

The following are the components of Brokerage commissions and fees for the reinsurance services segment for the six months ended June 30 (in thousands):

                                            Six months ended June 30,
                                  ---------------------------------------------
                                          1996                      1995
                                  -------------------       -------------------

    Reinsurance brokerage               $36,098                  $33,954
    Risk management fees                  1,153                      884
    Equity in Swire Blanch                   96                       92
                                  -------------------       -------------------
                                        $37,347                  $34,930
                                  ===================       ===================

Reinsurance brokerage increased $2.1 million, or 6.3%, to $36.1 million for the six months ended June 30, 1996 compared to $34.0 million the prior year. The components of the net increase were as follows: new business production, $6.8 million, offset by non-continuing business, $4.1 million, declines on existing business, $0.7 million, and other net increases, $0.1 million. The $0.7 million decline on existing business is attributed to a reduction in catastrophe contract premium adjustments and continuing competitive market conditions offset by other net increases in clients' ceded volume.

Risk management fees were $1.2 million for the six months ended June 30, 1996 compared to $0.9 million the prior year. These revenues were earned primarily from a contract to administer the Florida Hurricane Catastrophe Fund.

Equity in the income of Swire Blanch was $96,000 for the six months ended June 30, 1996 compared to $92,000 the prior year.

Fiduciary investment income declined $0.1 million or 5.2% to $2.0 million for the six months ended June 30, 1996 compared to $2.1 million for the prior year. The average balance for the six months ended June 30, 1996 was $73.7 million compared to $74.7 million at June 30, 1995. The average yield was 5.5% for the six months ended June 30, 1996 compared to 5.8% the prior year.

Operating expenses, prior to overhead allocations, increased 16.6% for the six months ended June 30, 1996 primarily due to net increases in salaries and benefits as a result of key staff additions in the risk management services area (primarily in Capital Risk Solutions and Paragon's Catastrophe Modeling and Consulting Group) and normal salary progressions. Other expense increases were experienced in travel and marketing, office rent, and amortization of software.

Wholesale Insurance Services

The following are the components of Brokerage commissions and fees for the wholesale insurance services segment for the six months ended June 30 (in thousands):

                                           Six months ended June 30,
                                        -------------------------------
                                             1996              1995
                                        --------------    -------------
General agency commissions and fees         $5,225            $5,785
Medical Reinsurance Corporation
 commissions and fees                        1,817             2,947
Other commissions and fees                     859                 -
                                        --------------    -------------
                                            $7,901            $8,732
                                        ==============    =============

General agency commissions and fees declined $0.6 million, or 9.7%, to $5.2 million for the six months ended June 30, 1996 compared to $5.8 million for the six months ended June 30, 1995, due primarily to declines in commercial lines offset by increases in personal lines. Total written premium and fees for the six months ended June 30 are as follows (in thousands):

                                     Six months ended June 30,
                       -----------------------------------------------
                                1996                    1995
                       ----------------------  -----------------------
                         Written                   Written
                       premium and    % of       premium and    % of
                          fees        Total          fees       Total
                       ------------  --------  ------------   --------
Commercial lines          $15,943      43.0%       $17,102      48.4%
Special risks               9,245      24.9          8,754      24.8
Personal lines             11,188      30.2          7,294      20.7
NAFTA/Mexican National        720       1.9          2,157       6.1
                       ------------  --------  ------------   --------
                          $37,096     100.0%       $35,307     100.0%
                       ============  ========  ============   ========


Medical Reinsurance Corporation commissions and fees declined $1.1 million, or 38.3%, to $1.8 million for the six months ended June 30, 1996 compared to $2.9 million the prior year. The decline from the prior year results primarily from lost business.

Other commissions and fees result primarily from dues and fees earned by InsGroup, acquired effective January 1, 1996. InsGroup is an association of more than 80 independent property/casualty insurance agencies located throughout the United States. The Company believes that the acquisition will enhance its capabilities in the distribution of specialized insurance products.

The following are the components of Investment income for the six months ended June 30, 1996 (in thousands):

                                             Six months ended June 30,
                                     ----------------------------------------
                                            1996                   1995
                                     -----------------      -----------------
Premium finance interest and fees          $1,098                 $  937
Fiduciary investment income                   213                    186
                                     -----------------      -----------------
                                           $1,311                 $1,123
                                     =================      =================

Premium finance interest and fees increased $161,000, or 17.2%, to $1.1 million for the six months ended June 30, 1996 compared to $0.9 million the prior year. The increase results from the continued growth of the outstanding balance of premium finance notes. The outstanding balance of premium finance notes was $15.6 million at a weighted average rate of 13.0% at June 30, 1996, compared to $12.2 million at 13.5% at December 31, 1995, and $12.3 million at 14.9% at June 30, 1995.

Fiduciary investment income increased slightly from the prior year as a result of larger average balances. The average invested balance for the six months ended June 30, 1996 was $8.5 million compared to $6.5 million the prior year. The average yield was 5.2% for the six month ended June 30, 1996 compared to 5.9% the prior year.

Operating expenses, prior to overhead allocations, increased 1.7% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This increase is comprised primarily of expenses associated with the InsGroup operations and an increase in interest expense related to the growth in premium finance notes offset by reductions in salary and benefits, resulting from the effects of staff reductions which occurred in the second quarter of 1995, and general and administrative expenses, resulting primarily from changes in claims processing.

General Corporate Services and Eliminations

Corporate investment income for the six months ended June 30, 1996 is $0.8 million and is comprised of $0.2 million of interest income from investment securities and $0.6 million of inter-company interest charged to the wholesale insurance segment to fund the premium finance operation. The prior year amount was $0.5 million and is comprised of $0.4 million of investment securities income, $0.2 million of inter-company interest charged to the wholesale segment and $0.1 million of losses on sales of investment securities. Investment securities income declined $0.2 million, or 50%, to $0.2 million for the six months ended June 30, 1996 compared to the prior year. The decline in investment securities income is due to sales of securities in 1995, primarily to fund the October 1995 purchase of treasury stock, which resulted in a smaller investment portfolio of $6.9 million at June 30, 1996, compared to $13.6 million at June 30, 1995. The Company has generally employed its available funds to generate greater investment returns in its premium finance business rather than making passive investments in securities.

General corporate expenses increased 1.4% for the six months ended June 30, 1996, compared to the prior year. This increase results primarily from additional office space, losses on the sale of real estate, and other net expense increases, offset by salary and benefits expense.

The Company's effective tax rate, after adjustment for equity in the income of Swire Blanch which is already reflected on an after tax basis, continues to be 39%.

Liquidity and Capital Resources
The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, to the purchase of equipment used in the ordinary course of business, to the repayment of outstanding indebtedness and to the distribution of earnings. The Company's cash and cash equivalents were $1.5 million at June 30, 1996. The Company's long-term investment portfolio at June 30, 1996 was $6.9 million. The largest component of the portfolio is comprised of municipal securities that are exempt from federal income taxes, are rated "AA" or better by a major rating organization, and have an average maturity of 2.8 years with an average yield of 5.2%. The Company also maintains some equity investments. The market value of the Company's investment portfolio at June 30, 1996 is $150,000 over cost, compared to $0.1 million below cost at December 31, 1995. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

The Company generated $6.2 million of cash from operations during the first six months of 1996 compared with $7.3 million for the same period in 1995. Cash provided by operating activities reflects the net income of the Company adjusted for the non-cash charges of depreciation and amortization, equity in the income of Swire Blanch, gains and losses on the sale of investment securities and equipment, and changes in other working capital accounts.

Net cash used in investing activities was $4.6 million during the first six months of 1996, compared with $4.1 million during the first six months of 1995. The 1996 amount includes net issuance of premium finance notes, $3.4 million and net purchases of property and equipment, $1.7 million offset by other net increases of $0.5 million. The 1995 amount includes the net issuance of $5.7 million of premium finance notes, $1.0 million of net purchases of property and equipment, offset by $3.0 million from sales and disposals of investments, and other net investments of $0.4 million. Premium finance notes are part of the wholesale insurance operation. The Company has increased its investments in computerized information systems in an effort to improve information reporting and the efficient processing of its business. The Company intends to continue to increase its investments in such systems.

Net cash used in financing activities for the six months ended June 30, 1996 was $5.0 million and consisted primarily of $2.6 million in dividends paid to shareholders and $2.6 million of repayments on lines of credit, offset by other net cash provided of $0.2 million. In the prior year, net cash used by financing activities was $1.6 million, consisting primarily of $2.7 million of cash dividends paid to shareholders, $1.3 million of net borrowings on lines of credit, and other net cash used of $0.2 million.

On April 29, 1996, the Company's previous $25.0 million line of credit with a syndicate of banks, including Norwest Bank Minnesota, N.A., Nations Bank of Texas N.A., and Morgan Guaranty Trust Company of New York, expired. The Company renewed a $30.0 million facility with the same syndicate of banks for a term of three years. The facility includes two borrowing methods: short term based on a floating rate, at 75 basis points less than the base rate and longer term (30, 60, or 90 days), at 75 basis points over the LIBOR rate. The base rate is defined as the greater of the prime rate or 150 basis points over the federal funds rate. The approximate rates for these two borrowing methods were 7.4% and 6.4% respectively at June 30, 1996. Additionally, the Company pays a commitment fee of 25 basis points on unused balances.

On January 25, 1996, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 1, 1996 to shareholders of record as of February 9, 1996. On April 25, 1996, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable June 1, 1996 to shareholders of record as of May 10, 1996. On July 25, 1996, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable September 3, 1996 to shareholders of record as of August 12, 1996.

                           E. W. BLANCH HOLDINGS, INC.


Part II.  Other Information

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting of shareholders on April 25, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon:

         o     Election of directors:

                  Newly elected directors:
                                                  In Favor       Withheld
                   Edgar W. Blanch, Jr.          11,205,129       224,074
                   William B. Madden             11,205,149       224,054
                   Steven G. Rothmeier           11,205,149       224,054

         o        Approval of the amendment of the 1993 Stock Incentive Plan.

                      In Favor      Opposed    Abstained    Broker Non-Vote
                      7,140,819    2,600,048    902,893         785,443


         o        Approval of the E. W. Blanch Holdings, Inc. 1996 Management
                    Incentive Plan

                      In Favor      Opposed    Abstained     Broker Non-Vote
                     10,457,919      58,126     913,158              -0-

         o        Ratification of Ernst & Young LLP as the auditors for the
                    Company for the year 1996.

                      In Favor      Opposed    Abstained     Broker Non-Vote
                     11,421,122       1,190       6,891              -0-


Item 6.  Exhibits and Reports on Form 8-K.

         (b) The registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. W. Blanch Holdings, Inc.

By:  /s/ Tom S. Nelson
     -----------------------------------------------------
     Tom S. Nelson
     Executive Vice President and Chief Accounting Officer

Date: August 13, 1996