Form 10-Q
period 1996-09-30
BLANCH E W HOLDINGS INC
filed 1996-11-14
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended September 30, 1996

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock par value $.01 per share                        13,258,555

Part I.  Financial Information

Item 1.  Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                  Three months ended      Nine months ended
                                     September 30,           September 30,
                                  --------------------    -------------------
                                     1996       1995       1996        1995
                                  --------------------    -------------------
Revenues:
   Brokerage commissions and fees  $27,948   $25,072       $73,196   $68,734
   Investment income                 1,880     2,132         5,381     5,740
                                  --------------------    -------------------
Total revenues                      29,828    27,204        78,577    74,474

Expenses:
   Salaries and benefits            10,985     9,860        32,075    30,397
   Travel and marketing              1,735     1,631         5,313     4,487
   General and administrative        5,091     4,050        14,404    11,907
   Amortization of goodwill            784       745         2,320     2,235
   Interest and other expense           62       109           172       287
                                  -------------------      ------------------
Total expenses                      18,657    16,395        54,284    49,313
                                  -------------------      ------------------
Income before taxes                 11,171    10,809        24,293    25,161

Income taxes                         4,312     4,178         9,393     9,740
                                  -------------------      ------------------
Net income                          $6,859    $6,631       $14,900   $15,421
                                  ===================      ==================
Net income per share                 $0.52     $0.49         $1.12     $1.13
                                  ===================      ==================
Weighted average number of shares
   of Common Stock outstanding      13,296    13,656        13,292    13,652
                                  ===================     ===================

Cash dividends declared per share    $0.10     $0.10         $0.30     $0.30
                                  ===================     ===================

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                          September 30,     December 31,
                                              1996              1995
                                         ----------------------------------
                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                   $ 1,775          $ 4,977
   Due from fiduciary accounts                  11,173            4,537
   Premium finance notes                        15,954           12,212
   Prepaid insurance                             2,308            1,212
   Other current assets                          4,617            2,117
                                           ---------------------------------
Total current assets                            35,827           25,055

Long-term investments, available for sale        7,691            7,035
Property and equipment, net                     12,177            9,386
Goodwill, net                                   37,748           38,939
Other assets                                     2,607            2,143
Fiduciary accounts--assets                     433,408          414,855
                                           ---------------------------------
Total assets                                  $529,458         $497,413
                                           =================================

Liabilities and Shareholders' equity
Current liabilities:
   Accrued compensation                       $  2,427         $ 3,311
   Notes payable to banks                        6,100           4,500
   Accounts payable                              3,252           3,848
   Current portion of long-term liabilities        799             582
   Other current liabilities                     1,616           1,379
                                            --------------------------------
Total current liabilities                       14,194          13,620

Long-term debt, less current portion             1,071             350
Deferred income taxes                            1,782           1,320
Other liabilities, less current portion            406             589
Fiduciary accounts--liabilities                433,408         414,855
                                            --------------------------------
Total liabilities                              450,861         430,734

Shareholders' equity                            78,597          66,679
                                            --------------------------------
Total liabilities and shareholders' equity    $529,458        $497,413
                                            ================================

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited
                                               Nine months ended September 30,
                                                  1996                 1995
                                             ----------------------------------
Operating Activities
Net income                                        $ 14,900          $ 15,421
Adjustments to reconcile net income to
 net cash provided by operating
   activities:
    Depreciation and amortization                    4,458             3,792
    Equity in the earnings of Swire Blanch            (207)             (185)
    Loss on sale of investments                         26                91
    Changes in operating assets
     and liabilities:
        Due from fiduciary accounts                 (6,636)             (248)
        Other current assets                        (4,222)           (3,152)
        Accrued compensation                          (884)              (23)
        Accounts payable and other
          current liabilities                           89              (170)
     Other, net                                       (260)              650
                                             ----------------------------------
Net cash provided by operating activities            7,264            16,176

Investing Activities
Purchases of property and equipment                 (2,950)           (3,038)
Purchases of investments                            (1,227)             (200)
Issuance of finance notes receivable, net           (3,773)           (5,379)
Acquisition of subsidiary, net of cash                   -            (4,874)
Sales and other disposals of investments               513            11,122
Other investing activities, net                        (84)             (171)
                                              ----------------------------------
Net cash used in investing activities               (7,521)           (2,540)

Financing Activities
Proceeds from sale of treasury shares                  928                 -
Dividends paid                                      (3,971)           (4,096)
Net (repayments) borrowings on lines of credit       1,557            (3,875)
Payments on long-term debt                          (1,275)             (288)
Other financing activities, net                       (184)             (230)
                                              ----------------------------------
Net cash (used in) provided by
     financing activities                           (2,945)           (8,489)
                                              ----------------------------------

Net increase/(decrease) in cash and
     cash equivalents                               (3,202)            5,147
Cash and cash equivalents at
     beginning of period                             4,977             1,338
                                              ----------------------------------
Cash and cash equivalents at end of period        $  1,775          $  6,485
                                              ==================================

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 1996


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


3.  Credit Facility

In August 1996, the Company entered into a $30 million credit facility with Ranger Funding Corporation ("Ranger"), a special purpose corporation established by NationsBank, N.A., pursuant to which Ranger issues commercial paper for the benefit of the Company. The Company has a $30 million line of credit with a syndicate of banks including Norwest Bank Minnesota N.A., Nations Bank of Texas N.A., and Morgan Guaranty Trust Company, which expires on April 30, 1999. This line of credit functions as a backup liquidity facility whose capacity is reduced by any amounts borrowed from Ranger. Interest rates on loans made by Ranger approximate market commercial paper rates at the time of the borrowing by the Company, thereby providing a lower cost of funds to the Company than borrowings under the line of credit. A minimum of $5 million must be borrowed, but there are no facility fees or covenants. However, as a condition of the loan, the Company is required to maintain certain qualifying ratings from Moody's Investor's Service and Standard & Poor's Corporation. This facility is subject to annual renewal. The Company had $5 million outstanding, at a rate of 5.96%, on the Ranger facility at September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                           E. W. Blanch Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Forward Looking Statements Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-Q are forward looking statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. These risks and uncertainties include competition, dependence on key personnel, market conditions in the insurance and reinsurance industries, government regulation, fiduciary funds, and the impact of specific engagements. The Company's Form 8-K filed with the SEC on March 22, 1996 includes a discussion of these risk factors and is incorporated herein by reference. General The Company is a leading provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and wholesale insurance services. The Company categorizes its business operations into three segments: reinsurance services, wholesale insurance services, and general corporate services. The following is a summary of the revenues and pretax income
(loss) of each business segment for the periods indicated (in thousands):

Quarter Ended September 30, 1996

                               Brokerage                             Pre-tax
                              commissions   Investment    Total       income
                               and fees       Income     Revenues     (loss)
                              -----------   ----------   --------    --------
Reinsurance services            $23,324       $1,104     $24,428      $11,964
Wholesale insurance services      4,777          672       5,449           50
General corporate services            -          458         458         (843)
Eliminations                       (153)        (354)       (507)           -
                              -----------   ----------   --------    --------
                                $27,948       $1,880     $29,828      $11,171
                              ===========   ==========   ========    ========

Quarter Ended September 30, 1995

                               Brokerage                             Pre-tax
                              commissions   Investment     Total      income
                                and fees      Income     Revenues      (loss)
                              -----------   ----------   --------    --------
Reinsurance services            $21,447       $1,420     $22,867      $12,943
Wholesale insurance services      3,625          572       4,197         (665)
General corporate services            -          421         421       (1,469)
Elimination                           -         (281)       (281)           -
                              ----------    ----------   --------    --------
                                $25,072       $2,132     $27,204      $10,809
                              ==========    ==========   ========    ========

Nine Months Ended September 30, 1996

                              Brokerage                              Pre-tax
                             commissions    Investment    Total       income
                               and fees       Income     Revenues      (loss)
                             -----------   -----------  ----------  ---------
Reinsurance services           $60,670        $3,136     $63,806      $28,133
Wholesale insurance services    12,679         1,982      14,661         (777)
General corporate services           -         1,261       1,261       (3,063)
Eliminations                      (153)         (998)     (1,151)           -
                             -----------   -----------  ----------  ---------
                               $73,196        $5,381     $78,577      $24,293
                             ===========   ===========  ==========  =========

Nine Months Ended September 30, 1996

                              Brokerage                              Pre-tax
                             commissions   Investment     Total       income
                               and fees       Income     Revenues      (loss)
                             -----------   ----------   ----------  ---------
Reinsurance services           $56,377        $3,564      $59,941     $30,818
Wholesale insurance services    12,357         1,695       14,052      (1,550)
General corporate services           -           966          966      (4,107)
Eliminations                         -          (485)        (485)          -
                             -----------   ----------   ----------  ---------
                               $68,734        $5,740      $74,474     $25,161
                             ===========   ==========   ==========  =========


Reinsurance services continue to be the primary source of the Company's revenues and pre-tax income, and include the reinsurance intermediary services provided by E. W. Blanch Co., Inc. (EWB Co.), the risk management services provided by Paragon Reinsurance Risk Management Services, Inc. (Paragon) and E.W. Blanch Capital Risk Solutions, Inc. (Capital Risk Solutions), and the 50% interest in the international reinsurance services of Swire Blanch Holdings Limited (Swire Blanch).

Wholesale insurance services include the wholesale insurance distribution, alternative distribution and premium finance services provided by Blanch Insurance Services, Inc. and the association dues and distribution of specialized insurance products business performed by InsGroup, which was acquired on January 1, 1996. Also included in the wholesale segment effective January 1, 1996, is EWB Co.'s unit which specializes in life, accident/health and medical professional liability reinsurance. The operations of this unit were combined with Medical Reinsurance Corporation (MRC), a wholly owned subsidiary of E.W. Blanch Wholesale Insurance Services, Inc., and the combined operation has the capability to produce, underwrite and place insurance and reinsurance on behalf of accident/health and medical professional liability companies. Prior year segment information has been restated to conform with the current year presentation. MRC had pre-tax income of $0.4 million in the quarter ended
September 30, 1996 and pre-tax loss of $0.2 million in the quarter ended September 30, 1995. MRC had pre-tax income for the nine months ended September 30, 1996 of $0.4 million compared to $0.1 million of pre-tax income for the nine months ended September 30, 1995.

General corporate services includes investment income from corporate investments, corporate expenses such as legal, finance, corporate development, and the office of the chief executive, and results of other insignificant operations.

Reinsurance services revenues for the third quarter of 1996 rose 6.8% from the third quarter of 1995 due primarily to new account production and growth in existing business. This revenue increase was offset by an increase in expenses, resulting in a decrease in pre-tax income for the third quarter of 1996 compared to the same period a year ago. Based on several significant production opportunities, including an opportunity related to the California Earthquake Authority discussed below, the Company remains optimistic about its ability to grow the revenues and earnings of its core reinsurance services business.

The Company is engaged as the lead reinsurance intermediary by the California Earthquake Authority (the "CEA"). The California Legislature passed the necessary legislation to enact the CEA as of December 1, 1996 in late August. The legislation was then signed and enacted into law by the Governor in late September. As passed, the legislation requires participation by insurers representing at least 70% of California's residential earthquake market. The CEA is in the process of securing this 70% participation threshold which is expected to be achieved by November 15, 1996. The legislation also required a tax-exempt status ruling from the Internal Revenue Service, which has been received. Required capacity commitments from the reinsurance marketplace have been achieved. The Company remains optimistic that the necessary participation by insurers representing 70% of the residential earthquake market will be obtained, however, there are no assurances that this will happen.

During the quarter, the Company, through its wholly owned subsidiary Paragon, expanded its risk management servicing capabilities by acquiring a reinsurance software system and certain assets of The UniSURe Corporation. Paragon will market, develop, and support this software product, as well as provide outsourcing services. The Company expects an immaterial loss from this software product in 1996.

The Company plans to continue to increase its expenditures in the development of risk management services through the expansion of its Capital Risk Solutions subsidiary as well as its catastrophe modeling and consulting capabilities, including the development of a proprietary model.

The wholesale insurance business began to show profitable results during the third quarter of 1996, as a result of increases in premium volume. However, there can be no assurances as to such future profitability. The Company is in the process of completing a strategic review of the future opportunities for the wholesale operation, including an evaluation of the associated goodwill.

During the quarter, the wholesale operation announced the formation of Rockwood Programs, Inc. to manage, market, and underwrite program business to insurance clients. This unit will also serve as an outsourced marketing department to insurers and other program administrators by providing research, telemarketing, marketing consulting, production of marketing materials and administration of a comprehensive "back office" to its clients. This unit is expected to have an immaterial loss in the last half of 1996.

The Company continues to be involved with significant alternative distribution opportunities. There was continued progress made on these opportunities during the quarter, specifically including the announcement by Allstate Insurance Company to transfer certain Florida homeowners policies on renewal to Clarendon National Insurance Company starting in November 1996. The Company remains optimistic that its alternative distribution opportunities will begin to generate meaningful revenues later in 1996, but no assurances can be given as to the completion of these transactions or the timing.

Third Quarter 1996 Compared with Third Quarter 1995

Reinsurance Services

The following are the components of Brokerage commissions and fees for the reinsurance services segment for the quarter ended September 30 (in thousands):

                                              Quarter ended September 30,
                                           ----------------------------------
                                                 1996               1995
                                           ----------------  ----------------

    Reinsurance brokerage                       $22,198            $20,976
    Risk management fees                          1,015                378
    Equity in Swire Blanch                          111                 93
                                           ----------------  ----------------
                                                $23,324            $21,447
                                           ================  ================

Reinsurance brokerage increased $1.2 million, or 5.8%, to $22.2 million for the quarter ended September 30, 1996 compared to $21.0 million the prior year. The components of the net increase were as follows: new business production, $3.3 million, offset by non-continuing business, $1.5 million, declines on existing business, $0.7 million, and other net increases, $0.1 million. The $0.7 million decline on existing business is attributed to continuing competitive market conditions and decreases in clients' ceded volume offset by other net increases. Risk management fees were $1.0 million for the quarter ended September 30, 1996 compared to $0.4 million the prior year. The increase from the prior period is primarily due to sales and maintenance fees associated with the reinsurance software system acquired on July 1, 1996, which contributed $0.5 million of fee income. Fiduciary investment income declined $0.3 million or 22.2% to $1.1 million for the quarter ended September 30, 1996 compared to $1.4 million the prior year. The average balance for the quarter ended September 30, 1996 was $82.7 million compared to $92.7 million at September 30, 1995. The average yield was 5.2% for the quarter ended September 30, 1996 compared to 6.1% the prior year. Operating expenses prior to overhead allocations, increased 21.4% for the quarter ended September 30, 1996 primarily due to increases in salaries and benefits as a result of key staff additions in the risk management services area (primarily in Capital Risk Solutions and Paragon's Catastrophe Modeling and Consulting Group) and normal salary progressions. Other expense increases were experienced in travel and marketing, office rent, management and consulting expense, and amortization of software.

Wholesale Insurance Services

The following are the components of Brokerage commissions and fees for the wholesale insurance services segment for the quarter ended September 30 (in thousands):

                                                 Quarter ended September 30,
                                           -----------------------------------
                                                  1996                1995
                                           ------------------    -------------
General agency commissions and fees              $3,191              $2,888
Medical Reinsurance Corporation
     commissions and fees                         1,413                 737
Other commissions and fees                          173                   -
                                           ------------------    -------------
                                                 $4,777              $3,625
                                           ==================    ==============

General agency commissions and fees increased $0.3 million in the third quarter of 1996 compared to a year ago. Total written premium and fees for the quarter ended September 30 are as follows (in thousands):

                                           Quarter ended September 30,
                      --------------------------------------------------------
                                 1996                             1995
                      --------------------------     -------------------------
                         Written                        Written
                       premium and   % of Total       premium and   % of Total
                           fees                          fees
                      ------------   -----------    -------------   ----------
Commercial lines         $  9,281       35.3%          $ 8,091         45.2%
Special risks               8,597       31.7             6,924         38.7
Personal lines              8,266       31.4             2,068         11.6
NAFTA/Mexican National        183        0.6               805          4.5
                      ------------   -----------    -------------   ----------
                          $26,327      100.0%          $17,888        100.0%
                      ============   ===========    =============   ==========

Although premiums and related revenues in Personal lines have increased as a result of lower rates, the Company has experienced unfavorable loss ratios in this line of business.

Medical Reinsurance Corporation commissions and fees increased $0.7 million, or 91.7%, to $1.4 million for the quarter ended September 30, 1996 compared to $0.7 million the prior year.

Other commissions and fees result primarily from dues and fees earned by InsGroup, acquired effective January 1, 1996. InsGroup is an association of more than 80 independent property/casualty insurance agencies located throughout the United States.

The following are the components of Investment income of the wholesale insurance services segment for the quarter ended September 30 (in thousands):

                                          Quarter ended September 30,
                                    ----------------------------------------
                                           1996                   1995
                                    -----------------      -----------------
Premium finance interest and fees         $ 585                  $ 518
Fiduciary investment income                  80                     54
Net realized gain/(loss) on
     sales of investments                     7                      -
                                    -----------------      -----------------
                                          $ 672                  $ 572
                                    =================      =================


Premium finance interest and fees increased $79,000, or 15.3%, to $0.6 million for the quarter ended September 30, 1996 compared to $0.5 million the prior year. The increase results from growth of the outstanding balance of premium finance notes. The outstanding balance of premium finance notes was $15.9 million at a weighted average rate of 12.6% at September 30, 1996, compared to $12.2 million at 13.5% at December 31, 1995, and $11.9 million at 14.7% at September 30, 1995.

Fiduciary investment income increased $26,000 from the prior year. The average invested balance for the quarter was $5.3 million compared to $3.3 million the prior year. The average yield was 5.1% for the quarter ended September 30, 1996 compared to 6.1% the prior year.

Operating expenses prior to overhead allocations, increased 13.5% for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995. This increase is comprised primarily of the expenses associated with the InsGroup and Rockwood operations, an increase in interest expense related to the growth in premium finance notes, and an increase in general and administrative expenses, resulting primarily from changes in claims processing.

General Corporate Services and Eliminations

Corporate investment income of $0.5 million, approximates the prior year and is comprised of $0.1 million of interest income from investment securities and $0.4 million of inter-company interest charged to the wholesale insurance segment to fund the premium finance operation. Investment securities income declined $0.1 million, or 50%, to $0.1 million for the quarter ended September 30, 1996 compared to the prior year. The prior year amount includes $0.2 million interest income on investment securities, $0.2 million of inter-company interest charged to the wholesale insurance segment and $0.1 million in losses on the sales of investment securities. The decline in investment income is due to sales of securities in 1995, primarily to fund the October 1995 purchase of treasury stock, which resulted in a smaller investment portfolio of $7.7 million at September 30, 1996, compared to $13.6 million at September 30, 1995. The Company continues to employ its available funds to generate greater investment returns in its premium finance business rather than making passive investments in securities.

General corporate expenses, for the quarter ended September 30, 1996, approximate the prior year resulting primarily from lower salary and benefit expenses offset by additional office space, losses on the sale of real estate, and other net expense increases.

Income Taxes

The Company's effective tax rate, after adjustment for equity in the income of Swire Blanch which is already reflected on an after tax basis, continues to be 39%.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Reinsurance Services

The following are the components of Brokerage commissions and fees for the reinsurance services segment for the nine months ended September 30 (in thousands):

                                         Nine months ended September 30,
                                  ---------------------------------------------
                                          1996                      1995
                                  -------------------       -------------------

    Reinsurance brokerage               $58,284                  $54,931
    Risk management fees                  2,179                    1,261
    Equity in Swire Blanch                  207                      185
                                  -------------------       -------------------
                                        $60,670                  $56,377
                                  ===================       ===================

Reinsurance brokerage increased $3.4 million, or 6.1%, to $58.3 million for the nine months ended September 30, 1996 compared to $54.9 million the prior year. The components of the net increase were as follows: new business production, $10.1 million, offset by non-continuing business, $5.1 million, declines on existing business, $1.8 million, and other net increases, $0.2 million. The $1.8 million decline on existing business is attributed to a reduction in catastrophe contract premium adjustments and continuing competitive market conditions offset by other net increases in clients' ceded volume.

Risk management fees were $2.2 million for the nine months ended September 30, 1996 compared to $1.3 million the prior year. The increase from the prior period is primarily sales and maintenance fees associated with the reinsurance software system acquired on July 1, 1996, which contributed $0.5 million of fee income.

Fiduciary investment income declined $0.5 million or 12.0% to $3.1 million for the nine months ended September 30, 1996 compared to $3.6 million for the prior year. The average balance for the nine months ended September 30, 1996 was $76.9 million compared to $80.8 million at September 30, 1995. The average yield was 5.4% for the nine months ended September 30, 1996 compared to 5.9% the prior year.

Operating expenses, prior to overhead allocations, increased 17.6% for the nine months ended September 30, 1996 primarily due to net increases in salaries and benefits as a result of key staff additions in the risk management services area (primarily in Capital Risk Solutions and Paragon's Catastrophe Modeling and Consulting Group) and normal salary progressions. Other expense increases were experienced in travel and marketing, office rent, management and consulting expense, and amortization of software.

Wholesale Insurance Services

The following are the components of Brokerage commissions and fees for the wholesale insurance services segment for the nine months ended September 30 (in thousands):

                                             Nine months ended September 30,
                                            --------------------------------
                                                  1996              1995
                                            --------------    --------------
General agency commissions and                 $  8,417          $  8,672
Medical Reinsurance Corporation
     commissions and fees                         3,228             3,685
Other commissions and fees                        1,034                 -
                                            --------------    --------------
                                                $12,679           $12,357
                                            ==============    ==============

General agency commissions and fees declined $0.3 million, or 2.9%, to $8.4 million for the nine months ended September 30, 1996 compared to $8.7 million for the nine months ended September 30, 1995, due primarily to declines in NAFTA/Mexican National business, offset by increases in Personal lines and Special risks. Total written premium and fees for the nine months ended September 30, are as follows (in thousands):

                                  Nine months ended September 30,
                        --------------------------------------------------------
                                    1996                           1995
                        --------------------------  ----------------------------
                           Written                     Written
                         premium and    % of Total    premium and    % of Total
                             fees                        fees
                        ------------    ----------  -------------  -------------
Commercial lines          $25,224           39.8%      $25,193            47.4%
Special risks              17,842           28.1        15,678            29.5
Personal lines             19,454           30.7         9,362            17.6
NAFTA/Mexican National        903            1.4         2,962             5.5
                        ------------    ----------  -------------  -------------
                          $63,423          100.0%      $53,195           100.0%
                        ============    ==========  =============  =============

Although premiums and related revenues in Personal lines have increased as a result of lower rates, the Company has experienced unfavorable loss ratios in this line of business.

Medical Reinsurance Corporation commissions and fees declined $0.5 million, or 12.4%, to $3.2 million for the nine months ended September 30, 1996 compared to $3.7 million the prior year. The decline from the prior year results primarily from lost business.

Other commissions and fees result primarily from dues and fees earned by InsGroup, acquired effective January 1, 1996. InsGroup is an association of more than 80 independent property/casualty insurance agencies located throughout the United States.

The  following  are the  components  of  Investment  income  for  the  wholesale
insurance   services  segment  for  the  nine  months  ended  September  30  (in thousands):

                                           Nine months ended September 30,
                                      ----------------------------------------
                                             1996                   1995
                                      -----------------      -----------------
Premium finance interest and fee            $1,683                 $1,455
Fiduciary investment income                    293                    240
Net realized gain/(loss) on
     sales of investments                        6                      -
                                      -----------------      -----------------
                                            $1,982                 $1,695
                                      =================      =================

Premium finance interest and fees increased $228,000, or 15.7%, to $1.7 million for the nine months ended September 30, 1996 compared to $1.5 million the prior year. The increase results from the continued growth of the outstanding balance of premium finance notes. The outstanding balance of premium finance notes was $15.9 million at a weighted average rate of 12.6% at September 30, 1996, compared to $12.2 million at 13.5% at December 31, 1995, and $11.9 million at 14.7% at September 30, 1995.

Fiduciary investment income increased slightly from the prior year as a result of larger average balances. The average invested balance for the nine months ended September 30, 1996 was $8.0 million compared to $5.4 million the prior year. The average yield was 5.0% for the nine month ended September 30, 1996 compared to 6.1% the prior year.

Operating expenses, prior to overhead allocations, increased 6.5% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This increase is comprised primarily of expenses associated with the InsGroup and Rockwood operations, an increase in interest expense related to the growth in premium finance notes, and general and administrative expenses, resulting primarily from changes in claims processing, offset by reductions in salary and benefits, resulting from the effects of staff reductions which occurred in the second quarter of 1995.

General Corporate Services and Eliminations

Corporate investment income for the nine months ended September 30, 1996 is $1.3 million and is comprised of $0.3 million of interest income from investment securities and $1.0 million of inter-company interest charged to the wholesale insurance segment to fund the premium finance operation. The prior year amount was $1.0 million and is comprised of $0.6 million of investment securities income, $0.5 million of inter-company interest charged to the wholesale segment and $0.1 million of losses on sales of investment securities. Investment securities income declined $0.3 million, or 50%, to $0.3 million for the nine months ended September 30, 1996 compared to the prior year. The decline in investment securities income is due to sales of securities in 1995, primarily to fund the October 1995 purchase of treasury stock, which resulted in a smaller investment portfolio of $7.7 million at September 30, 1996, compared to $13.6 million at September 30, 1995. The Company has generally employed its available funds to generate greater investment returns in its premium finance business rather than making passive investments in securities.

General corporate expenses increased 0.6% for the nine months ended September 30, 1996, compared to the prior year. This increase results primarily from additional office space, losses on the sale of real estate, and other net expense increases, offset by decreases in salary and benefits expense.

Income Taxes

The Company's effective tax rate, after adjustment for equity in the income of Swire Blanch which is already reflected on an after tax basis, continues to be 39%.

Liquidity and Capital Resources

The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, to the purchase of equipment used in the ordinary course of business, to the repayment of outstanding indebtedness and to the distribution of earnings. The Company's cash and cash equivalents were $1.8 million at September 30, 1996. The Company's long-term investment portfolio at September 30, 1996 was $7.7 million. The largest component of the portfolio is comprised of municipal securities that are exempt from federal income taxes, are rated "AA" or better by a major rating organization, and have an average maturity of 2.8 years with an average yield of 5.2%. The Company also maintains some equity investments. The market value of the Company's investment portfolio at September 30, 1996 is $42,000 less than cost, compared to $0.1 million below cost at December 31, 1995. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

The Company generated $7.3 million of cash from operations during the first nine months of 1996 compared with $16.2 million for the same period in 1995. Cash provided by operating activities reflects the net income of the Company adjusted for the non-cash charges of depreciation and amortization, equity in the income of Swire Blanch, gains and losses on the sale of investment securities and equipment, and changes in other working capital accounts. The change from the prior period is primarily a result of timing differences in payments from the fiduciary accounts.

Net cash used in investing activities was $7.5 million during the first nine months of 1996, compared with $2.5 million during the first nine months of 1995. The 1996 amount includes net issuance of premium finance notes, $3.8 million, purchases of property and equipment, $3.0 million, and purchases of investments, $1.2 million, offset by sales of investments, $0.5 million, and other net decreases, $0.1 million. The 1995 amount includes the net issuance of $5.4 million of premium finance notes, $3.0 million of purchases of property and equipment, offset by $11.1 million from sales and disposals of investments, and other net investments of $5.0 million. Premium finance notes are part of the wholesale insurance operation. The Company has increased its investments in computerized information systems in an effort to improve information reporting and the efficient processing of its business. The Company intends to continue to increase its investments in such systems.

Net cash used in financing activities for the nine months ended September 30, 1996 was $2.9 million and consisted primarily of $4.0 million in dividends paid to shareholders, $1.3 million of payments on long term debt and other net uses of $0.2 million, offset by other net borrowings on lines on credit, $1.6 million, and proceeds of sales of treasury shares, $0.9 million. The Company began using treasury shares to fund employee benefit plans in 1996. In the prior year, net cash used by financing activities was $8.5 million, consisting primarily of $4.1 million of cash dividends paid to shareholders, $3.9 million of net borrowings on lines of credit, and other net cash used of $0.5 million.

On April 29, 1996, the Company's previous $25.0 million line of credit with a syndicate of banks, including Norwest Bank Minnesota, N.A., Nations Bank of Texas N.A., and Morgan Guaranty Trust Company of New York, expired. The Company renewed a $30.0 million facility with the same syndicate of banks for a term of three years. The facility includes two borrowing methods: short term based on a floating rate, at 75 basis points less than the base rate and longer term (30, 60, or 90 days), at 75 basis points over the LIBOR rate. The base rate is defined as the greater of the prime rate or 150 basis points over the federal funds rate. The approximate rates for these two borrowing methods were 7.4% and 6.4% respectively at September 30, 1996. Additionally, the Company pays a commitment fee of 25 basis points on unused balances.

In August 1996, the Company entered into a $30 million credit facility with Ranger Funding Corporation ("Ranger"), a special purpose corporation established by NationsBank, N.A., pursuant to which Ranger issues commercial paper for the benefit of the Company. The Company has a $30 million line of credit with a syndicate of banks including Norwest Bank Minnesota N.A., Nations Bank of Texas N.A., and Morgan Guaranty Trust Company, which expires on April 30, 1999. This line of credit functions as a backup liquidity facility whose capacity is reduced by any amounts borrowed from Ranger. Interest rates on loans made by Ranger approximate market commercial paper rates at the time of the borrowing by the Company, thereby providing a lower cost of funds to the Company than borrowings under the line of credit. A minimum of $5 million must be borrowed, but there are no facility fees or covenants. However, as a condition of the loan, the Company is required to maintain certain qualifying ratings from Moody's Investor's Service and Standard & Poor's Corporation. This facility is subject to annual renewal. The Company had $5 million outstanding, at a rate of 5.96%, on the Ranger facility at September 30, 1996.

On October 24, 1996 the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable December 2, 1996 to shareholders of record as of November 8, 1996.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable capital needs.

Part II.  Other Information

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 27.  Financial Data Schedule

Pursuant to instruction 4 (iii) of Item 601 (b) of Regulation S-K, copies of certain instruments defining the rights of holders of certain debt of the registrant are not filed and the registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.


(b) The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. W. Blanch Holdings, Inc.

By:  /s/ Tom S. Nelson
     ------------------------------------------------------
     Tom S. Nelson
     Executive Vice President and Chief Accounting Officer

Date: November 14, 1996