Form 10-Q
period 1996-12-31
BLANCH E W HOLDINGS INC
filed 1996-12-31
CIK 898438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report(Date of earliest event reported): December 30, 1996

                           E. W. Blanch Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                         Commission File Number: 1-11794


Delaware                                                41-1741779
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


               3500 West 80th Street, Minneapolis, Minnesota 55431 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:            612-835-3310

Item 5.  Other Events

As set forth in the Company's press release dated December 30, 1996 and filed as
Exhibit 99.2 hereto, the Company announced a fourth quarter charge to reflect the restructuring of its San Antonio based managing general agency operations.

Item 7.  Financial Statements and Exhibits

Exhibit 99.2 - Press release dated December 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     E. W. Blanch Holdings, Inc.
                                     (Registrant)

                                     By:____/s/ Ian David Packer___________
                                        Ian David Packer
                                        Executive Vice President
                                        and Chief Financial Officer

  Date: December 31, 1996

                                  EXHIBIT INDEX

Exhibit
Number                              Description

99.2              Press release dated December 30, 1996

                                                                  Exhibit 99.2

The following is a press release dated December 30, 1996.



FOR IMMEDIATE RELEASE                             Contact:   Ian D. Packer
December 30, 1996                                            (800) 844-3434
                                                             (210) 734-2015



                           E. W. BLANCH HOLDINGS, INC.
                    TAKES FOURTH QUARTER RESTRUCTURING CHARGE


Minneapolis, MN -- E. W. Blanch Holdings, Inc. (NYSE: EWB) announced today that it would take a charge in the fourth quarter to reflect the restructuring of its San Antonio based managing general agency operations. The $22.75 million charge includes a $19.5 million writedown of the goodwill associated with the 1994 acquisition of the Elton George Companies as well as a $3.25 million reserve for the restructuring of the San Antonio operation and its related lease expenses. The $22.75 million charge will reduce fourth quarter earnings by $1.05 per share.

"The decision to write down the goodwill and take the restructuring reserve was made after careful analysis of the operations and future potential of the managing general agency," said Edgar W. Blanch, Jr., Chairman and CEO. "We believe that this restructuring will ultimately improve the value of the Company to our shareholders."

E. W. Blanch Holdings, Inc. is a leading provider of integrated risk management and distribution services, including reinsurance intermediary services, risk management consulting and administration services and wholesale insurance services. The Company is headquartered in Minneapolis, Minnesota with branch offices in Atlanta, Boston, Chicago, Cincinnati, Dallas, Denver, Los Angeles, New York, Philadelphia, San Antonio, San Francisco and Wilmington. Swire Blanch Holdings, Ltd., the Company's international joint venture, has offices located in Copenhagen, Hong Kong, London, Mexico City, Paris, Rome, Singapore and Sydney.