Form 10-K
period 1996-12-31
BLANCH E W HOLDINGS INC
filed 1997-03-31
CIK 898438

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    |X|           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    |_|         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 1-11794
                           E. W. BLANCH HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       41-1741779
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)
3500 WEST 80TH STREET, MINNEAPOLIS, MINNESOTA                      55431
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (612) 835-3310

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
            Title of Each                             Class on Which Registered
            -------------                             -------------------------
Common Stock, par value $.01 per share                 New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

         As of March 17, 1997, 12,566,657 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $250,578,000.

         DOCUMENTS INCORPORATED BY REFERENCE.
1. Portions of Registrant's 1996 Annual Report to Shareholders are incorporated into Part II.
2. Portions of Registrant's Proxy Statement dated March 24, 1997 are incorporated into Part III.

  -----------------------------------------------------------------------------



                                     PART I

                                     Item 1.

                                    BUSINESS

GENERAL

a)  Development of Business

         E. W. Blanch Holdings, Inc. (the "Company") was incorporated in the State of Delaware on March 1, 1993 as a holding company for the capital stock of
E. W. Blanch Co., Inc. ("EWBCo"). EWBCo was incorporated in the State of Delaware on March 2, 1993 and was formed for the purpose of being the successor to the business of E. W. Blanch Co. Limited Partnership, a Delaware limited partnership (the "Partnership"). The Company issued shares of Common Stock to the partners of the Partnership in exchange for their partnership interests and the Partnership was merged with and into EWBCo, which was the surviving entity. The Company, through predecessor organizations, was originally founded in 1957.

         The Company's principal business is that of integrated risk management services, including reinsurance intermediary services, risk management consulting and administration services and wholesale insurance services.

         In January 1994, the Company formed a wholly owned subsidiary, Paragon Reinsurance Risk Management Services, Inc. ("Paragon"). Paragon comprises the reinsurance risk management services historically provided by EWBCo, with an emphasis on making these services available to a broader client base. Through its July 1996 acquisition of a reinsurance software system, Paragon continued to diversify and enhance the Company's revenue stream.

         In July 1994, the Company's wholly owned subsidiary, E. W. Blanch International, Inc. ("EWB International"), entered into a 50/50 joint venture with Swire Fraser Insurance (Holdings) Ltd. ("Swire Fraser"), a subsidiary of Swire Pacific Ltd. ("Swire Pacific"). The purpose of this joint venture, Swire Blanch Holdings Ltd. ("Swire Blanch"), was to originate and deliver reinsurance services on an international basis, excluding the United States and the United Kingdom.

         In February 1997, EWB International purchased 70% of Swire Fraser from Swire Pacific and increased its ownership in Swire Blanch from 50% to 70%. Swire Fraser provides insurance and reinsurance broking services in certain specialized areas, risk management services, and financial advisory services, primarily for employer retirement plans. The combined operations of Swire Fraser and Swire Blanch have been merged into a single operation under the Swire Blanch name, which will be owned 70% by the Company and 30% by Swire Pacific. This transaction is expected to provide increased opportunities for international growth.

         On September 30, 1994, the Company's wholly owned subsidiary, E. W. Blanch Wholesale Insurance Services, Inc. ("EWB Wholesale"), completed its acquisition of the Elton George Companies, an insurance wholesale broker and manager of program business based in San Antonio, Texas. The purpose of the acquisition was to expand the Company's product and service capabilities and to achieve vertical integration into the wholesale insurance business.

         In December 1996, the Company recorded a $19.5 million write-down of goodwill associated with the Elton George Companies acquisition in 1994 and a $3.25 million reserve for the restructuring of the Company's wholesale operations and its related lease expense. Also, as part of the restructuring of the wholesale operations, in February 1997 EWB Wholesale completed the sale of its premium finance business, originally acquired in 1994 as part of the Elton George Companies acquisition. The Company received $15.2 million in exchange for all of the outstanding stock of the premium finance subsidiaries, whose assets included $14.9 million of premium finance notes. The net sales proceeds equaled the Company's investment in the business, resulting in no gain or loss on the sale. Following the restructuring, the Company believes its wholesale operation, including a strategy focusing on higher margin, value-added services, is better-positioned for future growth and profitability.

         Effective January 1, 1996, EWB Wholesale acquired InsGroup Services Company ("InsGroup"), an association of more than 80 independent property/casualty insurance agencies located throughout the United States. The Company believes that the InsGroup acquisition will enhance its capabilities in the distribution of specialized insurance products.

         Unless otherwise indicated, reference to the "Company" hereinafter includes all operating subsidiaries.

b)  Financial Information About Industry Segments

         Beginning in 1995, the Company's operations were divided into three business segments, reinsurance services, wholesale insurance services and general corporate services. The reinsurance services segment is the primary source of the Company's revenues and net income, and includes the reinsurance intermediary EWBCo., the risk management services provided by Paragon, and the 50% interest in the international reinsurance services of Swire Blanch. The wholesale insurance services segment includes the wholesale insurance distribution and premium finance businesses provided by EWB Wholesale. As discussed previously, the premium finance operations were sold in February 1997. General corporate services includes investment income from corporate investments and corporate expenses such as legal, finance, corporate development, information systems, and the office of the chief executive.

         Financial information about the Company's industry segments is incorporated by reference to "Management's Discussion and Analysis" on pages 21-25 of the Company's 1996 Annual Report to Shareholders.

c)  Narrative Description of Business

REINSURANCE SERVICES

INTERMEDIARY SERVICES

GENERAL As a reinsurance intermediary, the Company structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Reinsurance is a form of insurance in which a reinsurance company indemnifies a primary insurance company against all or a portion of the risk assumed by the ceding company under an insurance policy.

         Reinsurance can provide the ceding company with several major benefits. It can reduce net liability on individual risks, thereby enabling the primary insurer to underwrite a larger volume of risks or a larger single risk than its resources would otherwise support. It can assist the ceding company in maintaining acceptable financial ratios and it can stabilize underwriting results from the effects of catastrophic events and accumulations of losses due to variations in loss frequency. Reinsurance also provides a form of financing for primary insurers in a period of rapidly increasing premium growth. These benefits effectively afford a ceding company the ability to increase underwriting capacity because the ceding company can expand the book of business it writes without a corresponding increase in its capital and surplus position.

         The Company earns reinsurance brokerage from the placement and servicing of reinsurance, primarily on a treaty basis for property and casualty exposures. Property reinsurance indemnifies a ceding company for all or a specified portion of its property loss. The majority of the Company's property reinsurance is in the form of catastrophe reinsurance. Catastrophe reinsurance indemnifies the ceding company for the amount of property loss in excess of a specified retention with respect to an accumulation of individual policy losses resulting from a single catastrophic event such as a hurricane, earthquake, or tornado. Casualty reinsurance indemnifies a ceding company for all or a specified portion of the losses caused by injuries to third persons and the resulting legal liability imposed on the insured. The majority of the Company's casualty reinsurance relates to professional liability, workers' compensation, and specialized casualty exposures underwritten by excess and surplus lines insurance carriers. The Company also places multiple lines reinsurance that covers both property and casualty exposures, as well as life, accident and health, and facultative reinsurance.

         The following table sets forth for the years indicated the amounts and percentages of reinsurance brokerage earned by the type of reinsurance placed by the Company for the year ended December 31 (dollars in thousands) as follows:

                                   1996                           1995                            1994
                        Reinsurance                   Reinsurance                      Reinsurance
                         Brokerage     Percentage      Brokerage     Percentage         Brokerage     Percentage
                       --------------- ------------- --------------- --------------- ---------------- -----------
Property                  $46,190          53%          $36,681          49%             $33,027          47%
Casualty                   25,260          29            25,558          35               26,931          38
Multiple Lines             13,553          16             9,920          13                8,171          12
Other                       1,490           2             2,314           3                2,528           3
                       --------------- ------------- --------------- --------------- ----------------- ----------
     Total                $86,493         100%          $74,473         100%             $70,657         100%
                       =============== ============= =============== =============== ================= ==========

         Ceding companies purchase reinsurance by paying the reinsurer a portion of the premiums associated with the business being reinsured. The reinsurance premium compensates the reinsurer for, among other things, the risk it has assumed and marketing, sales and administration costs. Reinsurance brokerage paid to the intermediary by a reinsurer is included in such costs. The primary role of a reinsurance intermediary is to act on behalf of a ceding company in the placement of a reinsurance program with one or more reinsurers at rates and on terms acceptable to and approved by the ceding company.

         Reinsurance brokerage rates, which vary by line of business, are generally standard throughout the industry. Brokerage rates are based upon a percentage of the reinsurance premium placed and generally range from one percent on quota share contracts to ten percent on property catastrophe contracts. Historically, reinsurance intermediaries have experienced limited competition with respect to these brokerage rates. In recent years, however, price competition among reinsurance intermediaries has increased and there have been instances of fee-based compensation arrangements between certain large insurers and intermediaries such as the Company. As a result, the compensation received by the Company relative to premium volume has in certain instances decreased in recent years. The introduction of fee-based compensation arrangements may have the effect of reducing the variability of the reinsurance intermediary's compensation due to changes in external market factors such as changes in the price of reinsurance.

         Reinsurance can be purchased either from broker reinsurers, in which case the purchase is made through an intermediary such as the Company, or from direct writers of reinsurance, in which case the purchase is made by the ceding company directly from the direct writer. While a ceding company may select the reinsurer that quotes the lowest cost, certain other factors may determine whether reinsurance is placed with broker reinsurers or a direct writer, including the desire for independent representation, the services required, the capacity and quality of the reinsurer, contract terms and conditions, the speed with which claims are paid, the size of the risk and the specialization of the reinsurer.

         From a ceding company's perspective, both the broker reinsurer market and the direct writer market have advantages and disadvantages. A ceding company's selection of one market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed. Broker market reinsurers maintain that broker market distribution provides ceding companies with broad access to reinsurance coverages from numerous reinsurance companies, thus better enabling ceding companies to meet their reinsurance needs. Direct writers of reinsurance maintain that by working directly with ceding companies they are better able to evaluate such companies and their respective underwriting risks

COMPETITION The Company's reinsurance intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. Among the Company's competitors are Aon Risk Services, Guy Carpenter and Co., Inc., Employers Re, General Re and Munich Re. There is also competition within the reinsurance market for experienced and productive reinsurance professionals that are essential in delivering the Company's services. The inability of the Company to recruit and retain such reinsurance professionals could have a material adverse effect upon its business

CLIENTS (CEDING COMPANIES) The Company provides intermediary services to a diverse group of insurance companies located throughout the world, domestically through EWBCo and internationally through Swire Blanch. During 1996, no client accounted for more than 10% of the reinsurance brokerage earned by the Company and the Company's ten largest clients accounted for approximately 39% of the reinsurance brokerage earned by the Company.

REINSURERS The Company places reinsurance with approximately 500 reinsurers located throughout the world. During 1996, the Company placed approximately $2.7 billion of reinsurance premiums, 79% of which went to reinsurers located in the United States and the remainder to international reinsurance markets, primarily Bermuda and London. In 1996, no single reinsurer accounted for more than 10% of the reinsurance brokerage earned by the Company during 1996 and the top ten reinsurers accounted for approximately 32% of the reinsurance brokerage.

FIDUCIARY ACCOUNTS A reinsurance intermediary, such as the Company, will generally receive funds that represent premiums owed by a ceding company to a reinsurer or loss payments owed by a reinsurer to a ceding company. Pending remittance, these funds are held by the intermediary in segregated accounts. Consistent with industry practice, interest on the fiduciary funds accrues to the reinsurance intermediary. Fiduciary funds that are maintained in segregated accounts for the benefit of a ceding company or reinsurer are not commingled with other assets of a reinsurance intermediary and are not subject to the claims of the intermediary's creditors.

         Fiduciary funds and amounts of reinsurance premiums payable by the ceding company to the reinsurer and loss payments payable by the reinsurer to the ceding company pursuant to a reinsurance agreement, which amounts represent receivables of the intermediary, are known as "fiduciary assets". At December 31, 1996, the Company had fiduciary assets and liabilities of approximately $429.2 million. Fiduciary assets at December 31, 1996 included approximately $41.9 million of fiduciary funds.

         The Company earns investment income on the fiduciary funds it holds on behalf of insurance and reinsurance companies. In recent years, although the volume of funds processed through the Company's fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish.

GOVERNMENT REGULATION The Company's reinsurance intermediary business is subject to some government regulation. In 1990, the National Association of Insurance Commissioners developed the Reinsurance Intermediary Model Act (the "Model Act") which has been adopted by most states. The Company currently is licensed or is in the process of becoming licensed in all states where it is required to be licensed as a reinsurance intermediary.

         Reinsurance intermediary licensing statutes are generally based upon the Model Act, which requires a written contract between the ceding company and the reinsurance intermediary which is terminable at will by the ceding company, and disclosure to a ceding company of any relationship with any reinsurer to which such business is ceded. The contract must also provide that the reinsurance intermediary will render accounts to the ceding company accurately detailing all material transactions, that all funds collected for the ceding company's account will be held by the reinsurance intermediary in a fiduciary capacity, that the reinsurance intermediary will keep a complete record of each reinsurance transaction for at least ten years after the expiration of each contract of reinsurance transacted by the reinsurance intermediary, and that the reinsurance intermediary will comply with the written standards established by the ceding company for the cession or retrocession of all risks. Government regulation of the Company's business has not been a significant commercial barrier.

RISK MANAGEMENT CONSULTING AND ADMINISTRATION SERVICES

GENERAL Through Paragon, the Company seeks to provide risk management consulting and administration services to insurance and reinsurance companies, government entities, underwriting facilities and other interested parties. Such services are generally provided as part of the Company's core reinsurance intermediary services. In addition, Paragon earns fees for providing these services directly to third parties. Paragon's services are designed to assist insurance and reinsurance companies and other related entities in controlling their costs and better managing their risk through a variety of means including sophisticated analytical techniques and technology, non-traditional risk transfer and leveling mechanisms, reinsurance software systems and outsourcing of non-core functions. Examples of Paragon's services include product development, facility administration, strategic reinsurance program reviews, actuarial services, catastrophe exposure management and analysis, run-off management and insurance policy issuing services.

         The Company also seeks to provide financial consulting services and tailored reinsurance and capital markets products designed to assist its clients in capital preservation and risk management. These services may include risk evaluation, strategy formation and strategy implementation.

COMPETITION The Company competes with a number of competitors in its risk management consulting and administration services business, including other primary insurance brokers, reinsurance intermediaries, management consultants, accounting firms, and financial services firms. Some of these competitors may have or be affiliated with entities that have greater financial and other resources than the Company. The Company competes with these entities on the basis of the quality, price, innovation, and range of products and services.

WHOLESALE INSURANCE SERVICES

GENERAL Through EWB Wholesale, the Company provides wholesale insurance services to retail insurance agents on behalf of primary insurance companies. These services, which include underwriting and claims processing, enable the Company's independent insurance agent clients to access a variety of insurance companies and products. The Company develops, markets, quotes and processes specialized insurance programs for targeted insurance companies. Through the wholesale distribution mechanism, the Company believes that insurance companies are able to produce new lines of business in various geographic locations without incurring high start-up costs.

         EWB Wholesale earns commissions and fees from the distribution of insurance products on a wholesale basis. The Company distributes personal and commercial property and casualty coverages, specializing in program and surplus lines business. These products are distributed to an extensive network of retail insurance agent clients located throughout the United States, primarily in the State of Texas. During 1996, no client accounted for more than 10% of the wholesale commissions and fees earned by the Company and the ten largest wholesale insurance agent clients accounted for approximately 11% of the wholesale commissions and fees earned by the Company.

         Through EWB Wholesale, the Company also distributes insurance products for insurance companies on a direct marketing basis and provides alternative distribution services for the redirection and placement of targeted insurance exposures.

         EWB Wholesale places underwritten risks in one of three markets: (i) the reinsured market, which reinsures certain classes of business (generally commercial lines) underwritten by EWB Wholesale, (ii) markets which have granted EWB Wholesale binding authority to underwrite certain risks, and (iii) the brokered market, in which EWB Wholesale seeks to place business on a best efforts basis. The Company predominately uses the reinsured market and markets which have granted binding authority. The Company does not assume insurance risk in any of these activities.

COMPETITION In the area of wholesale insurance services, the Company currently competes primarily with managing general agents, particularly those specializing in excess and surplus lines and other niche businesses. The Company also competes with large primary insurance brokers and direct writing and captive agency insurance companies, some of which may have, or be affiliated with entities that have, greater financial and other resources than the Company. The Company competes with these entities on the basis of product availability, quality of service, insurance company relationships, agent compensation and price.

GOVERNMENT REGULATION Through its wholesale insurance subsidiaries, the Company is licensed as a managing general agent and premium finance company in all states where it is required to be licensed. Statutes governing the Company's activities generally require, among other things, a written contract between the insurance company and the managing general agent or between the insured and the premium finance company, as the case may be. Effective January 31, 1997, the Company sold its premium finance business. In addition, the Company's wholesale insurance subsidiaries are subject to periodic examination by the states in which they are licensed.

EMPLOYEES

         As of December 31, 1996, the Company had 648 employees. The table below reflects the number of Company employees by industry segment at December 31 of the respective year:

                                          1996                   1995
                                    ----------------       ---------------
Reinsurance Services                      353                    305
Wholesale Insurance Services              188                    164
General Corporate Services                107                     97
                                    ----------------       ---------------
     Total                                648                    566
                                    ================       ===============

The Company believes its relationship with its employees is excellent. The Company is not a party to any collective bargaining agreement.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company expresses caution that the following important risk factors, among others, could cause the Company's actual results to differ materially from those projected in forward-looking statements, both written and verbal, about the Company made by or on behalf of the Company:

COMPETITION

The reinsurance intermediary business, the Company's primary source of revenue, is highly competitive. The Company competes with a number of reinsurance intermediaries in the broker reinsurance market. There has been increasing consolidation of reinsurance intermediary competitors through mergers and acquisitions, with the result that certain of the Company's principal competitors have increased substantially in size and potential resources, which may make them more formidable competitors. Results of the Company's operations may also be affected by competition for reinsurance business between broker reinsurers and direct reinsurance writers. Broker reinsurers compete with direct writers based primarily upon the price of reinsurance, reinsurance capacity, contract terms and conditions, quality and extent of services offered, financial strength, reputation and experience. The Company competes with other reinsurance intermediaries and direct writers on the basis of the quality and extent of services offered to ceding companies and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. Finally, in certain situations, the Company finds itself in competition for reinsurance business with other financial institutions which offer alternative products which attempt to securitize or finance insurance exposures.

The Company also faces substantial competition in its efforts to generate revenues by offering unbundled risk management consulting and administration services to its clients and prospects.

In the area of wholesale insurance services, the Company competes with other managing general agents, primary insurance brokers and insurance companies on the basis of product availability, quality of service, market relationships, agent compensation and price.

In addition, the Company competes with other entities with respect to the employment of personnel, including reinsurance brokers. The Company's competitors include entities which have, or are affiliated with entities that have, greater financial and other resources than the Company.

DEPENDENCE ON KEY PERSONNEL

The Company's business depends, and will continue to depend, on the services of its executive officers, senior reinsurance brokers and other key employees. Such persons may from time to time leave the Company due to, among other things, retirement, health, personal and professional reasons. The Company has entered into employment agreements with most of its executive officers and senior reinsurance brokers. The employment agreements contain provisions under which the employees have agreed not to compete with the Company for specified periods of time following termination of employment. There can be no assurance that the Company will be able to retain its existing personnel or to find and attract additional qualified employees.

MARKET CONDITIONS IN THE INSURANCE AND REINSURANCE INDUSTRIES

The Company's business is affected by market conditions in the insurance and reinsurance industries, which historically have been subject to significant volatility in demand, supply and price.

Insurance companies generally purchase reinsurance in order to, among other things, manage their exposures on insured risks, maintain acceptable financial ratios and protect their underwriting results from catastrophic events. The propensity of insurers to purchase, as well as the propensity of reinsurers to supply, reinsurance is affected by a variety of factors, including the level of surplus capacity in the insurance and reinsurance markets, prevailing premium rates for insurance and reinsurance, underwriting experience, regulatory considerations, changes in the investment environment and general economic conditions and business trends.

To the extent that these factors influence the need for, availability of and price of insurance and reinsurance, they may also affect the amount of reinsurance brokerage, normally a function of the ceded premium, received by the Company. For example, when reinsurance premium rates rise, brokerage associated with a particular amount of coverage placed may increase. The Company's ability to earn increased brokerage in this instance may, however, be limited if insurers purchase less reinsurance which has been an increasing trend among the Company's clients, or if the supply of certain reinsurance coverage is curtailed. Conversely, declining prices for reinsurance would generally reduce the brokerage associated with a particular placement. A reduction in brokerage may, however, be limited if insurers purchase more reinsurance at the lower premium rates or if more or larger placements of coverages are achieved due to increases in the supply of reinsurance. The Company's reinsurance brokerage revenues can also be negatively influenced by clients who choose to increase their retentions of risk, thereby purchasing less reinsurance, and by acquisitions of the Company's clients where the acquirer does not purchase reinsurance, purchases less reinsurance or purchases reinsurance elsewhere.

Price competition among reinsurance intermediaries has increased in recent years, and there have been instances of fee-based compensation arrangements between certain large insurers and reinsurance intermediaries such as the Company. As a result, the compensation received by the Company relative to premium volume has in certain instances decreased in recent years and there can be no assurance that these arrangements will not become more prevalent in the future.

In addition, the development of state or federal underwriting facilities, pools, or other alternate coverage mechanisms for catastrophic risks such as earthquakes or hurricanes may, in the future, lead to a reduction in the amount of such risks insured by primary insurers, and may consequently reduce such insurers' needs for reinsurance of the type traditionally brokered by the Company.

The wholesale insurance business is affected by a variety of factors, including prevailing premium rates for insurance, agent compensation levels, underwriting experience, regulatory considerations, changes in the investment environment and general economic conditions and business trends. To the extent that these factors influence the need for, availability of and price of insurance, they may also affect the amount of commissions and fees received by the Company in its wholesale business.

The insurance brokerage industry in general is experiencing a period of low growth due to competitive pricing of underlying insurance and reinsurance premiums, and competitive pressures on brokerage and commission rates. Although the Company seeks to achieve growth in this soft market through its business strategies, there can be no assurance that these strategies will be successful to achieve growth in a difficult market environment.

GOVERNMENT REGULATION

Certain states in which the Company operates require the licensing of certain of the Company's operations. Reinsurance intermediary licensing statutes generally require, among other things, a written contract between the ceding company and the reinsurance intermediary which is terminable at will by the ceding company. EWB Wholesale's operations also require licensing as a managing general agent and a premium finance company in the states in which it does business.

Recently, insurance regulation, including the regulation of intermediaries, has been subject to increased scrutiny by the National Association of Insurance Commissioners (the "NAIC") and legislative and regulatory bodies. The NAIC and state insurance regulators have been reexamining existing laws and regulations, with an emphasis on insurance company investment and solvency issues. Legislation has been introduced in Congress that could result in the federal government assuming some role in the regulation of the insurance industry. No assurance can be given as to future legislative or regulatory changes or as to their effect upon the Company.

FIDUCIARY FUNDS

As an intermediary, the Company acts as a conduit for insurance and reinsurance premiums and loss payments which are paid to and remitted from fiduciary accounts. The Company could be liable if it were to mishandle such funds in violation of its fiduciary obligations.

The Company earns investment income on the fiduciary funds it holds on behalf of insurance and reinsurance companies. In recent years, although the volume of funds processed through the Company's fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish. The Company's investment income on the fiduciary funds also is impacted by fluctuating and potentially falling interest rates.

SPECIFIC ENGAGEMENTS AND NEW OPPORTUNITIES

The Company has been engaged and is pursuing a variety of specific engagements and opportunities, in addition to its traditional reinsurance intermediary and wholesale brokerage lines of business. Examples would be the Company's role as lead reinsurance intermediary to the California Earthquake Authority (the "CEA") and several alternative distribution engagements and opportunities with large primary insurance companies. In its efforts to expand its revenues, the Company is exploring a variety of potential initiatives and opportunities that are related to the Company's traditional core business, but that will require the Company in some instances to operate in areas where the Company does not have historical experience.

These specific engagements and opportunities give rise to certain risks and uncertainties. For example, the alternative distribution opportunities are subject to significant negotiations among the Company, the primary insurance company transferring the insurance risks at issue, the alternative insurance companies assuming those risks, and the reinsurance marketplace providing the capacity to support the risk transfer. These alternative distribution transactions also generally require approval of terms and rates by relevant state insurance departments. As a result, there can be no assurance these transactions will be consummated, and the timing of the transactions is difficult to predict, which can reduce or delay the revenues the Company expects to receive.

These specific engagements also can result in increased fluctuations in the Company's earnings. While the revenues in the Company's core reinsurance intermediary and wholesale brokerage lines of business also are subject to fluctuation, as described above, the revenues from these core lines of business do tend to recur each year, as the reinsurance or insurance contracts are renewed by the Company's customers. For certain of these specific engagements and new opportunities, however, the potential revenues may not recur each year, as tends to be the case in the Company's traditional core lines of business.

Also, as the Company expands into new (though related) lines of business, there likely will be increased unpredictability as to whether the Company will be successful in those new endeavors. These new opportunities generally involve technological capabilities and personnel skill sets that the Company must acquire externally and/or build internally. The demand and revenue potential for some of these opportunities are unknown or uncertain. For these reasons, it is possible the Company may invest substantial resources into these potential specific engagements and opportunities, without achieving the revenues it anticipates in return.

INTERNATIONAL OPERATIONS

Through Swire Blanch, the Company is significantly increasing its reinsurance intermediary and wholesale brokerage activities outside of its traditional territory in the United States. The Company, through this 70% subsidiary, now has offices in the United Kingdom, Paris, Rome, Copenhagen, Hong Kong, Singapore, Australia, Vietnam, China, and Mexico, with additional international offices likely in the future. With these international operations come increased risks, including the potential that the Company will not successfully integrate its international operations with its domestic operations, currency exchange risks, legal and regulatory constraints and liabilities in jurisdictions where the Company does not have significant experience, and political risks, especially in third-world countries.


                                     Item 2.

                                   PROPERTIES

         The Company's physical properties consist primarily of leases of commercial office space. At December 31, 1996, the Company leased approximately 276,000 square feet of office space, including 94,000 square feet at its headquarters in Minneapolis and 102,000 square feet at its office in San Antonio. The Company considers its properties to be adequate for its present and reasonably foreseeable requirements.


                                     Item 3.

                                LEGAL PROCEEDINGS

         On November 21, 1994, E. W. Blanch Co. commenced an action in the United States District Court for the District of Minnesota against Mr. Hussein
A. Enan, a former employee. In its complaint, the Company sought declaratory relief that Mr. Enan voluntarily terminated his employment effective on November 14, 1994 and that accordingly, the Company and its affiliated entities owe no further remuneration to Mr. Enan pursuant to the terms of his employment agreement with the Company. Mr. Enan filed a counterclaim against E. W. Blanch Co. and the Company for breach of his employment agreement and for violation of the Minnesota Human Rights Act on the basis of age discrimination. Discovery is completed. Cross motions for summary judgment were filed and argued in Federal District Court in December, 1995. The Court on September 12, 1996 granted the Company's motion in its entirety and denied Mr. Enan's motion, resulting in dismissal of Mr. Enan's counterclaims and granting of the Company's request for declaratory relief. Mr. Enan appealed this ruling to the United States Court of Appeals for the Eighth Circuit. Briefing has been concluded, oral argument has occurred, and the parties are awaiting the Court of Appeals' ruling. The Company believes Mr. Enan's counterclaims are without merit and is vigorously defending against them.

         In the opinion of management, the foregoing legal proceeding will not have a material adverse effect on the consolidated financial position of the Company or on its results of operations.

         The Company is also engaged in other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, will, in the opinion of management, have a material adverse effect on the consolidated financial position of the Company or the results of its operations.


                                     Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the Company's fourth quarter.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 28, 1997)

                                       DATES
                                     ELECTED TO
NAME AND AGE                           OFFICE     PRESENT POSITION AND BUSINESS EXPERIENCE
------------                           ------     ---------------------------------------------------

Edgar W. Blanch, Jr.    (60)          3/03/93     Chairman and Chief Executive Officer
                                     Prior to
                                      3/03/93     General Partner of E. W. Blanch Limited Partnership

Chris L. Walker         (39)         10/27/94     President and Chief Operating Officer
                                     3/03/93-
                                     10/27/94     Executive Vice President
                                     Prior to
                                      3/03/93     General Partner of E. W. Blanch Limited Partnership

Frank S. Wilkinson, Jr. (57)          3/03/93     Executive Vice President
                                     Prior to
                                      3/03/93     General Partner of E. W. Blanch Limited Partnership

Ian D. Packer           (31)          7/01/96     Executive Vice President and Chief Financial Officer
                                        1993-     President and Chief Executive Officer - MarketLink, Inc.
                                        1996          (Communications technology company)
                                        1990-     Vice President and General Partner -
                                        1993      IAI Capital Group/Great Northern Capital (Merchant
                                                      banking group)

Tom S. Nelson           (41)          7/01/96     Executive Vice President and Chief Accounting Officer
                                     4/27/95-
                                      7/01/96     Executive Vice President and Chief Financial Officer
                                     3/03/93-
                                      4/27/95     Senior Vice President, Chief Financial Officer and Treasurer
                                     Prior to     Senior  Vice  President  and Treasurer  of E. W.  Blanch  Limited
                                      3/03/93     Partnership

James E. Erickson       (46)          2/03/97     Senior Vice President and Chief Information Officer
                                    1995-1997     Senior Vice President - GCC Networks (Developer of
                                                      software)
                                    1992-1995     Vice President - Nordictrak (Manufacturer of exercise
                                                      equipment)

Daniel P. O'Keefe       (44)          4/01/96     Senior Vice President, General Counsel and Corporate Secretary
                                     Prior to
                                      4/01/96     Partner - Dorsey & Whitney LLP (lawfirm)

Arthur C. Schmalbach    (49)         10/16/94     Senior Vice President
                                     3/03/93-
                                     10/16/94     Vice President
                                     Prior to
                                      3/03/93     Vice President - E. W. Blanch Limited Partnership



                                     PART II

                                     Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS.


         The information required by Item 5 is incorporated herein by reference to the section entitled "Stocklisting and Trading Information" on the Inside Back Cover of the Company's 1996 Annual Report to Shareholders.


                                     Item 6.
                             SELECTED FINANCIAL DATA


         The information on page 20 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


                                    Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information on pages 21 through 26 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


                                     Item 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information on pages 27 through 39 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.



                                     Item 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Not Applicable.



                                    PART III

                                    Item 10.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


         The information required by Item 10 with regard to Directors is incorporated herein by reference to the section entitled "Election of Directors" on page 2 in the Company's proxy statement for its Annual Meeting of Shareholders in 1997. The information required by Item 10 with regard to executive officers is set forth in Item 4A hereof. The information required by
Item 10 with regard to Section 16 reporting is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Requirements" on page 5 of the Company's proxy statement for its Annual Meeting of Shareholders in 1997.


                                    Item 11.

                             EXECUTIVE COMPENSATION


         The information required by Item 11 is incorporated herein by reference to the sections entitled "Directors Compensation" and "Executive Compensation" on pages 5 and 6 respectively, in the Company's proxy statement for its Annual Meeting of Shareholders in 1997.


                                    Item 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required in Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" on page 4 in the Company's proxy statement for its Annual Meeting of Shareholders in 1997.


                                    Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" on page 13 in the Company's proxy statement for its Annual Meeting of Shareholders in 1997.


                                     PART IV

                                    Item 14.

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


(a)(1) The following consolidated financial statements of E. W. Blanch Holdings, Inc. included in the 1996 Annual Report to Shareholders are incorporated by reference into this Report by Item 8 hereof:

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994
         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994
         Notes to Consolidated Financial Statements

(a)(2)   All schedules to the consolidated financial statements listed in
         Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 18 hereof.

         Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K

         The registrant filed one Current Report on Form 8-K were during the quarter ended December 31, 1996:

         * A current Report on Form 8-K was filed on December 31, 1996 pertaining to a fourth quarter change to reflect the restructuring of the Company's San Antonio based general agency operations.



(c)      Exhibits

         Included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         Included in Item 14(a)(2) above.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E. W. Blanch Holdings, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                                E. W. BLANCH HOLDINGS, INC.
                                          (Registrant)


                                By:   /s/ Edgar W. Blanch, Jr.
                                    --------------------------------------------
                                    Edgar W. Blanch, Jr., Chairman of the Board,
                                    Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of E. W. Blanch Holdings, Inc. and in the capacities indicated on March 28, 1997.


             Signature                             Title
             ---------                             -----

  /s/ Edgar W. Blanch, Jr.        Chairman of the Board, Chief Executive Officer
-------------------------------   and Director
        Edgar W. Blanch, Jr.


    /s/ Ian D. Packer             Executive Vice President and Chief Financial
-------------------------------   Officer
        Ian D. Packer

  /s/ Tom S. Nelson               Executive Vice President and Chief Accounting
-------------------------------   Officer
        Tom S. Nelson


         Edgar W. Blanch, Jr., pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on March 28, 1997 as attorney-in-fact for the following directors of the Registrant:

             James N. Land, Jr.                         William B. Madden
             Steven G. Rothmeier                        Joseph D. Sargent
             Paul B. Ingrey                             Chris L. Walker
             Frank S. Wilkinson, Jr.

                                                  /s/ Edgar W. Blanch, Jr.
                                            ------------------------------------
                                                      Edgar W. Blanch, Jr.
                                                        Attorney-in-fact



                                INDEX TO EXHIBITS

      Exhibit
      Number    Description
      -------   -----------

        3.1     Restated Certificate of Incorporation of the Company (1)

        3.2     By-Laws of the Company (2)

        4.1     Specimen Common Stock Certificate (2)

        4.2 Rights Agreement, dated as of January 24, 1997, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agreement
                (3)

        10.1*   Non-Employee Directors Stock Plan (2)

        10.2*   1993 Stock Incentive Plan, as amended (2)

        10.3* Employment Agreement between the Company and Edgar W. Blanch, Jr. (2)

        10.4* Employment Agreement between the Company and Frank S. Wilkinson, Jr. (2)

        10.5*   Employment Agreement between the Company and Chris L. Walker (2)

        10.6*   Employment Agreement between the Company and Tom S. Nelson (2)

        10.7* Agreement of Limited Partnership of Conning Insurance Capital Limited Partnership III (4)

        10.8* Stock Purchase Agreement, dated as of February 10, 1997, between the Registrant and Edgar W. Blanch, Jr. (1)

        13 Portions of the 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K (1)

        21      Subsidiaries of the Company (1)

        23      Consent of Ernst & Young LLP (1)

        24      Powers of Attorney (1)

-----------------------------------
(1)     Filed with this Annual Report on Form 10-K

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-59198.

(3) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated January 24, 1997.

(4) Filed with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1994.

        * Management contract and compensatory plan or arrangement required to be filed pursuant to Item 601 (b) (10) (iii) (A) of Regulation S-K.