Form 10-Q
period 1997-03-31
BLANCH E W HOLDINGS INC
filed 1997-05-16
CIK 898438

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock par value $.01 per share                        12,571,000

Part 1. Financial Information
Item 1. Financial Statements
                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                   Three months ended
                                                        March 31,
                                              -----------------------------
                                                    1997          1996
                                              -----------------------------
Revenues:
   Brokerage commissions and fees                  $35,244       $24,135
   Investment income                                 1,785         1,743
                                              -----------------------------
Total revenues                                      37,029        25,878
Expenses:
   Salaries and benefits                            16,478        10,468
   Travel and marketing                              2,699         1,712
   General and administrative                        6,577         4,587
   Amortization of goodwill                            590           768
   Interest and other expense                          276            66
                                              -----------------------------
Total expenses                                      26,620        17,601
                                              -----------------------------

Income before taxes                                 10,409         8,277

Income taxes                                         4,006         3,171
                                              -----------------------------
Net income before minority interest                  6,403         5,106

Minority interest, net of tax                          (41)            -
                                              -----------------------------
Net income                                         $ 6,444       $ 5,106
                                              =============================

Net income per share                             $    0.50      $   0.38
                                              =============================

Weighted average number of shares of Common Stock
   outstanding                                      13,001        13,288
                                              =============================

Cash dividends declared per share                 $   0.10       $   0.10
                                              =============================


See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                             March 31,       December 31,
                                               1997              1996
                                        ------------------------------------
                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                 $  6,254           $  1,069
   Due from fiduciary accounts                 22,309             13,624
   Premium finance notes                            -             14,931
   Prepaid insurance                            1,290              1,749
   Other current assets                         5,896              4,467
                                        ------------------------------------
Total current assets                           35,749             35,840

Long-term investments, available for sale       9,625              9,793
Property and equipment, net                    19,935             13,001
Goodwill, net                                  31,756             17,490
Other assets                                   11,631              9,452
Fiduciary accounts--assets                    707,890            429,180
                                        ------------------------------------
Total assets                                 $816,586           $514,756
                                        ====================================

Liabilities and Shareholders' equity
Current liabilities:
   Accrued compensation                      $  1,729           $  4,176
   Notes payable to banks                         918              1,340
   Accounts payable                            10,160              3,939
   Current portion of long-term liabilities     6,922              1,685
   Other current liabilities                    6,191              2,014
                                        ------------------------------------
Total current liabilities                      25,920             13,154

Long-term debt, less current portion           14,139              1,188
Other liabilities, less current portion         6,900              2,781
Fiduciary accounts--liabilities               707,890            429,180
                                        ------------------------------------
Total liabilities                             754,849            446,303
Minority interest                               1,634                  -
Shareholders' equity                           60,103             68,453
                                        ------------------------------------
Total liabilities and shareholders' equity   $816,586           $514,756
                                        ====================================

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited
                                                Three months ended March 31,
                                                  1997              1996
                                            ----------------------------------

Operating Activities
Net income                                     $  6,444          $  5,106
Adjustments to reconcile net income
  to net cash provided by operating
   activities:
     Depreciation and amortization                1,806             1,403
     Changes in operating assets
          and liabilities:
        Due from fiduciary accounts              (2,931)           (6,021)
        Other current assets                     (3,803)              590
        Accrued compensation                     (2,453)           (1,311)
        Accounts payable and other
          current liabilities                     8,659             1,985
     Other, net                                    (192)               42
                                            ----------------------------------

Net cash provided by operating activities         7,530             1,794

Investing Activities
Purchases of property and equipment              (2,029)             (759)
Excess of cash acquired from purchase
     of subsidiary                                  480                 -
Proceeds from the sale of a subsidiary           15,092                 -
Issuance of finance notes receivable, net           (14)           (2,173)
Other investing activities, net                     428              (374)
                                             ---------------------------------
Net cash provided by (used in)
     investing activities                        13,957            (3,306)

Financing Activities
Purchase of treasury shares                     (14,550)                -
Proceeds from the issuance of treasury
     shares to employee benefits plans            1,065                766
Dividends paid                                   (1,326)            (1,321)
Repayments on lines of credit, net               (1,340)               (43)
Payments on long-term debt                         (347)              (541)
Other financing activities, net                     196                 46
                                             ---------------------------------
Net cash used in financing activities           (16,302)            (1,093)
                                             ---------------------------------


Net increase (decrease) in cash
     and cash equivalents                         5,185             (2,605)
Cash and cash equivalents at
     beginning of period                          1,069              4,977
                                             ---------------------------------

Cash and cash equivalents at end of period     $  6,254           $  2,372
                                             =================================

See accompanying notes.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1996


1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended December 31, 1996.

E.W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. During the quarter, the Company purchased a 70% interest in Swire Fraser Insurance (Holdings) Limited (Swire Fraser) and an additional 20% interest in the Swire Blanch joint venture. The combined operations of Swire Fraser and Swire Blanch were merged into a single operation under the Swire Blanch name, which is owned 70% by EWB and 30% by Swire Pacific Limited (Swire Pacific).

2.  Accounting Policies

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholders' equity. The cumulative translation adjustment at March 31, 1997 is a $30,000 loss.

3.  New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" in February 1997. The Company will adopt the statement in the fourth quarter of 1997, as required, and early adoption is not permitted. Upon adoption, prior periods will be restated. The Company has completed an initial analysis and does not expect the difference in earnings per share to be material.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



Forward Looking Statements. Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-Q are forward looking statements that involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. These risks and uncertainties include competition, dependence on key personnel, market conditions in the insurance and reinsurance industries, government regulation, fiduciary funds, international operations and the impact of specific engagements and new opportunities. The Company's Annual Report on Form 10-K filed with the SEC on March 31, 1997 includes a discussion of these risk factors and is incorporated herein by reference.

General
The Company is a leading  international  provider  of  integrated  risk
management  and  distribution   services  including   reinsurance   intermediary
services, risk management consulting and administration services, and primary insurance distribution services.

As discussed above, in February the Company purchased a 70% interest in Swire Blanch (previously named Swire Fraser). The consideration for the Swire Blanch purchase included the assumption of certain existing indebtedness of 6.2 million BPS (British Pounds Sterling) ($10.2 million at purchase date) and a cash payment of 1.8 million BPS($2.9 million). As part of the purchase agreement, after a minimum of three years either party has the option to request the purchase by the Company of the 30% minority interest at a defined formula price. The combined Swire Fraser and Swire Blanch operations had revenues of 22.6 million BPS ($36.9 million) in 1996, and showed a loss primarily due to the recognition of charges associated with the Lloyd's Reconstruction and Reconciliation Agreement and reserves for real estate no longer occupied by Swire Fraser.

In February the Company purchased 750,000 shares of its common stock, at a negotiated price of $19.40 per share, from its Chairman. Total consideration was $14.6 million.

As part of the restructuring of its primary insurance distribution operations, the Company completed the sale of its premium finance business. The Company received $15.2 million in exchange for the outstanding stock of the premium finance subsidiaries. The net proceeds equaled the Company's investment in the business, resulting in no gain or loss from the transaction.

Due to the integrated nature of the Company's risk management and distribution business, and because the primary insurance distribution operations after restructuring are no longer significant, the Company has discontinued its financial reporting by business segment. The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

Quarter Ended March 31, 1997

                                                   Income before
                                 Revenues               taxes
                             ----------------    ------------------
Domestic operations              $31,131              $10,132
Foreign operations                 5,898                  277
                             ----------------    ------------------
                                 $37,029              $10,409
                             ================    ==================

Quarter Ended March 31, 1996

                                                             Income before
                                           Revenues                taxes
                                        ----------------    ------------------
Domestic operations                          $25,731              $8,130
Foreign operations                               147                 147
                                        ----------------    ------------------
                                            $ 25,878             $ 8,277
                                        ================    ==================

Domestic operations include the reinsurance intermediary services provided by E.W. Blanch Co., Inc. (EWBCo.), the risk management consulting and administration services provided by Paragon Reinsurance Risk Management Services, Inc. (Paragon), the program distribution services of Rockwood Programs, Inc. (Rockwood), the policy distribution capabilities of Alternative Distribution Managers (Alternative Distribution), and the general agency operations of Blanch Insurance Services, Inc. (Blanch GA). The services provided by EWBCo., Paragon, Rockwood and Alternative Distribution are focused on providing solutions for the management and distribution of risk to a client base which is primarily comprised of property and casualty insurance companies. These '
value-added nature of its services, have been able to operate at relatively higher operating margins. The services provided by Blanch GA are focused on the primary distribution of insurance to property and casualty insurance companies, largely through independent insurance agents. Due to the competitive nature of Blanch GA's business, the Company's profit margins for these services are relatively lower. Corporate services are also included in Domestic operations.

Foreign operations include Swire Blanch, the Company's international insurance and reinsurance broker headquartered in London. Swire Balnch includes a Lloyd's insurance and reinsurance broking operation and international reinsurance intermediary operations. Swire Blanch also provides financial services through the sale of pension plans for insurance companies. Primary insurance distribution services of Swire Blanch include the retail operations of Swire Renshaw, located in northern England, and Swire Insurance Brokers, located in Hong Kong. The majority, approximately 75%, of Swire Blanch's revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. The Company's foreign operations currently do not enjoy the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors, including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the Swire Renshaw primary insurance distribution business, and the capitalization and acquisition costs associated with the purchase. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

The Company plans to increase its investments in technology, particularly in the areas of risk management and risk distribution, which includes both catastrophic modeling and consulting capabilities.

First Quarter 1997 Compared with First Quarter 1996

Current year operations reflect two months of operations from the Swire Blanch acquisition discussed above and are reported on a consolidated basis due to the Company's 70% controlling interest. Revenue recognized in the foreign operations has a greater proportion of revenue recognized in the first month of each calendar quarter, similar to the seasonality of the Company's domestic operations. Prior year results of foreign operations include only the equity in the earnings of the Swire Blanch international reinsurance intermediary, jointly owned 50% by the Company and 50% by Swire Pacific.

Brokerage Commissions and Fees

The following are the components of Brokerage commissions and fees for the quarter ended March 31 (in thousands):

                                              1997                   1996
                                       -----------------      -----------------
   Domestic Operations
    Reinsurance brokerage                   $23,851                $20,794
    Risk management fees                      1,904                    600
    Program and policy distribution fees      1,011                    129
    General agency commissions                2,927                  2,465
                                       ------------------     -----------------
                                             29,693                 23,988
   Foreign Operations
    Reinsurance brokerage                     1,502                    147
    Specialty lines                           1,542                      -
    Financial services fees                   1,466                      -
    Swire Renshaw                               724                      -
    Swire Insurance Brokers                     317                      -
                                        -----------------      ----------------
                                               5,551                    147
                                        -----------------      ----------------
                                             $35,244                $24,135
                                        =================      ================

Domestic operations reinsurance brokerage increased $3.1 million, or 14.7%, from the prior year primarily as a result of new production, including continuing revenue from the California Earthquake Authority contract and property catastrophe coverage in Florida. Risk management fees includes the consulting and administration services from Paragon and fees from the licensing and maintenance of the UniSURe software, a business which began July 1, 1996. These fees were $1.9 million for the quarter ended March 31, 1997 compared to $0.6 million the prior year, an increase of $1.3 million, or 217.3%. This increase is attributable to fees related to the licensing and maintenance of the UniSURe software, $1.0 million, and additional administrative services, $0.3 million. Program and policy distribution fees increased $0.9 million, or 683.7%, to $1.0 million for the quarter. This increase is primarily the result of new production which commenced in late 1996. General agency commissions increased $0.5 million, or 18.7%, to $2.9 million for the quarter ended March 31, 1997 compared to $2.5 million the prior year. This is primarily the result of increased premium volume, $17.1 million for the quarter ended March 31, 1997 compared to $15.4 million in 1996.

For the two months of international operations in the quarter ended March 31, 1997, reinsurance intermediary services, which include those in London and other international offices, had $1.5 million in fees. Specialty lines, which includes the specialty insurance distribution services based in London, contributed $1.5 million of revenues. Financial services fees, generated from the sale of various pension plan products for insurance companies, were $1.5 million. Finally, Swire Renshaw and Swire Insurance Brokers generated $0.7 million and $0.3 million of revenues, respectively, from the primary distribution of insurance from their offices in northern England and Hong Kong, respectively. For the quarter ended March 31, 1996 foreign revenues were $0.1 million and comprised only the Company's 50% equity in the net income of the Swire Blanch joint venture.

Investment Income

                                              1997                   1996
                                        ----------------      -----------------
   Domestic Operations
    Fiduciary investment income              $1,061                 $1,152
    Corporate investment income                 190                     73
    Premium finance interest and fees           187                    517
                                        -----------------      -----------------
                                              1,438                  1,742
   Foreign Operations
    Fiduciary investment income                 242                      -
    Corporate investment income                 105                      -
                                        -----------------      -----------------
                                                347                      -

                                             $1,785                 $1,742
                                        =================      =================


Investment income was $1.8 million for the quarter ended March 31, 1997 compared to $1.7 million the prior year, an increase of $0.1 million or 2.4%. The primary sources of investment income are from fiduciary funds, corporate capital, and premium finance notes.

Fiduciary investment income from domestic operations was $1.1 million for the quarter ended March 31, 1997 compared to $1.2 million the prior year, a decrease of $0.1 million or 7.9%. The average balance of domestic funds for the quarter was $85.9 million (compared to $83.1 million for the prior year), at an average yield of 5.0% (compared to 5.6% the prior year). Swire Blanch also earned $0.2 million of fiduciary investment income in the two months ended March 31, 1997.

Corporate investment income from domestic operations increased to $0.2 million from $0.1 million as a result of larger invested balances in 1997. Swire Blanch earned $0.1 million of corporate investment income for the two months ended March 31, 1997.

Premium finance interest and fees were $0.2 million for the quarter ended March 31, 1997 compared to $0.5 million the prior year. The decrease is the result of the sale of the premium finance business in February 1997.

Expenses

Domestic operating expenses increased $3.5 million to $21.1 million, or 19.9%, for the quarter ended March 31, 1997 compared to $17.6 million the prior year. The increase is primarily as a result of an increase of 70 employees as of March 31, 1997 compared to the prior year and normal salary progressions. The increase in employees is due to increased business levels and businesses acquired or started in 1996. Domestic operations also experienced increases in travel and marketing and general and administrative expenses offset by a reduction in goodwill amortization, the result of the goodwill writedown recorded in fiscal 1996.

Operating expenses for the two months of international operations in the quarter ended March 31, 1997 were $5.6 million. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

Profit Margins

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 32.5% for domestic operations for the quarter ended March 31, 1997, compared to 31.6% for the same period in the prior year. Gross profit margins, calculated as income before corporate services expenses and before taxes, were 4.0% for the Blanch GA for the quarter ended March 31, 1997, compared to a loss of a loss of 11.2% for the same period in the prior year. The Company's remaining risk management and distributions services earned a gross profit margin of 51.1% for the quarter ended March 31, 1997, compared to a gross profit margin of 51.9% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 4.7% for foreign operations for the two months ended March 31, 1997. Gross profit margins, calculated as income before corporate services expenses and before taxes, for the quarter ended March 31, 1997 were a loss of 11.2% for the primary insurance distribution operations of Swire Renshaw and Swire Insurance Brokers and a profit of 11.3% for the remaining reinsurance and specialty risk management and distribution services.

The Company's combined federal and state effective tax rate for domestic operations continues to be 39%. The effective tax rate provided for the Company's foreign operations is expected to be 35%.

Liquidity and Capital Resources
The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $6.3 million at March 31, 1997.

The Company generated $7.5 million of cash from operations during the first three months of 1997 compared with $1.8 million for the same period in 1996. The increase in operating cash flow in 1997 is primarily due to the timing of cash distributions from the fiduciary accounts to the Company and the timing of changes in certain operating assets and liabilities.

Cash flow from investing activities was $14.0 million for the quarter ended March 31, 1997. During the quarter, the Company received net proceeds of $15.1 million from the sale of its premium finance operations. Consideration for the Swire Blanch transaction was $2.9 million in cash and the assumption of 6.2 million BPS of debt (approximately $10.2 million at the acquisition date). The Company believes the operations of Swire Blanch will provide sufficient cash flows to satisfy the debt. Swire Blanch's cash at the purchase date was $3.4 million, thus providing $0.5 million of net cash from the acquisition. The
Company also used $2.0 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. During 1996, the Company used cash in investing activities primarily for a $2.2 million net issuance of premium finance notes and $0.8 million for the purchase of property and equipment.

The primary uses of cash for financing activities for the three months ended March 31, 1997 were $14.6 million for the purchase of treasury stock, $1.3 million of dividends paid to shareholders and $1.3 million for the net repayment of lines of credit. In the prior year, net cash used by financing activities was $1.1 million, consisting primarily of cash dividends paid to shareholders. The Company issued $1.1 million and $0.8 million of treasury stock to fund employee benefit plans in the quarter ended March 31, 1997 and 1996, respectively.

The Company's long-term investment portfolio at March 31, 1997 was $9.6 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at March 31, 1997 was $0.3 million below cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

On January 24, 1997, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 3, 1997 to shareholders of record as of February 7, 1997. On April 24, 1997 the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable June 2, 1997 to shareholders of record as of May 9, 1997

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

E. W. BLANCH HOLDINGS, INC.


Part II.  Other Information

Items 1 through 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(b.) The registrant filed a Current Report on Form 8-K, dated January 23, 1997, with respect to the rights agreement between the Company and Norwest Bank Minnesota, N.A., during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     E. W.BLANCH HOLDINGS, INC.


Dated:  May 14, 1997                                 /s/ Ian D. Packer
                                                     Ian D. Packer
                                                     Executive Vice President
                                                     and Chief Financial Officer




28

/TEXT>