Form 10-Q
period 1997-06-30
BLANCH E W HOLDINGS INC
filed 1997-08-14
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                        .
                               --------------------    -----------------------

                         Commission File Number: 1-11794

                           E. W. Blanch Holdings, Inc.
             (Exact name of registrant as specified in its charter)


       Delaware                                           41-1741779
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

3500 West 80th Street, Minneapolis, Minnesota               55431
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (612) 835-3310

                                      NONE
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  __X__    NO  ___

The number of shares of the Registrant's common stock outstanding as of August 11, 1997 was 12,575,000.

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30             JUNE 30
                                              -----------------   -----------------
                                                1997      1996      1997      1996
                                              -------   -------   -------   -------
Revenues:
   Brokerage commissions and fees             $37,842   $21,112   $73,086   $45,248
   Investment income                            2,222     1,759     4,007     3,501
                                              -------   -------   -------   -------
Total revenues                                 40,064    22,871    77,093    48,749

Expenses:
   Salaries and benefits                       19,430    10,622    35,908    21,090
   Travel and marketing                         3,746     1,866     6,445     3,578
   General and administrative                   7,589     4,726    14,166     9,313
   Amortization of goodwill                       688       768     1,278     1,536
   Interest and other expense                     321        44       597       110
                                              -------   -------   -------   -------
Total expenses                                 31,774    18,026    58,394    35,627
                                              -------   -------   -------   -------

Income before taxes                             8,290     4,845    18,699    13,122

Income taxes                                    3,340     1,910     7,346     5,081
                                              -------   -------   -------   -------
Net income before minority interest             4,950   $ 2,935    11,353   $ 8,041

Minority interest, net of tax                     130       -          89       -
                                              -------   -------   -------   -------
Net income                                    $ 4,820   $ 2,935   $11,264   $ 8,041
                                              =======   =======   =======   =======

Net income per share                          $  0.38   $  0.22   $  0.88   $  0.60
                                              =======   =======   =======   =======

Weighted average number of shares of Common
   Stock outstanding                           12,740    13,323    12,858    13,309
                                              =======   =======   =======   =======

Cash dividends declared per share             $  0.10   $  0.10   $  0.20   $  0.20
                                              =======   =======   =======   =======


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                          JUNE 30,  DECEMBER 31,
                                                            1997       1996
                                                          --------   --------
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $  6,545   $  1,069
   Due from fiduciary accounts                              22,215     13,624
   Premium finance notes                                       -       14,931
   Prepaid insurance                                           707      1,749
   Other current assets                                      6,536      4,467
                                                          --------   --------
Total current assets                                        36,003     35,840

Long-term investments, available for sale                    9,733      9,793
Property and equipment, net                                 22,007     13,001
Goodwill, net                                               30,992     17,490
Other assets                                                11,897      9,452
Fiduciary accounts--assets                                 712,416    429,180
                                                          --------   --------
Total assets                                              $823,048   $514,756
                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accrued compensation                                   $  2,740   $  4,176
   Notes payable to banks                                      931      1,340
   Accounts payable                                         11,340      3,939
   Current portion of long-term liabilities                  5,196      1,685
   Other current liabilities                                 4,966      2,014
                                                          --------   --------
Total current liabilities                                   25,173     13,154

Long-term debt, less current portion                        14,207      1,188
Other liabilities, less current portion                      5,704      2,781
Fiduciary accounts--liabilities                            712,416    429,180
                                                          --------   --------
Total liabilities                                          757,499    446,303

Minority interest                                            1,645        -

SHAREHOLDERS' EQUITY                                        63,904     68,453
                                                          --------   --------
Total liabilities and shareholders' equity                $823,048   $514,756
                                                          ========   ========

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                          1997        1996
                                                                        --------    --------
OPERATING ACTIVITIES
Net income                                                              $ 11,264    $  8,041
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         3,869       2,876
     Changes in operating assets and liabilities:
        Due from fiduciary accounts                                       (4,484)     (2,895)
        Other current assets                                              (7,788)          1
        Accrued compensation                                              (1,021)     (1,223)
        Accounts payable and other current liabilities                     9,732        (504)
     Other, net                                                            1,171        (143)
                                                                        --------    --------
Net cash provided by operating activities                                 12,743       6,153

INVESTING ACTIVITIES
Purchases of property and equipment                                       (5,477)     (1,698)
Issuance of finance notes receivable, net                                    (14)     (3,361)
Excess of cash acquired from purchase of subsidiary                          480         -
Proceeds from the sale of a subsidiary                                    15,092         -
Other investing activities, net                                              268         455
                                                                        --------    --------
Net cash provided by (used) in investing activities                       10,349      (4,604)

FINANCING ACTIVITIES
Purchase of treasury shares                                              (14,550)        -
Proceeds from the issuance of treasury shares to
    employee benefit plans                                                 1,224         831
Dividends paid                                                            (2,583)     (2,646)
Net (repayments) borrowings on lines of credit                            (1,340)     (2,593)
Payments on long-term debt                                                  (538)       (549)
Other financing activities, net                                              171         (91)
                                                                        --------    --------
Net cash (used in) financing activities                                  (17,616)     (5,048)
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                       5,476      (3,499)
Cash and cash equivalents at beginning of period                           1,069       4,977
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  6,545    $  1,478
                                                                        ========    ========


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


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

E.W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. In 1997, the Company purchased a 70% interest in Swire Fraser Insurance (Holdings) Limited (Swire Fraser) and an additional 20% interest in the Swire Blanch joint venture. The combined operations of Swire Fraser and Swire Blanch were merged into a single operation under the Swire Blanch name, which is owned 70% by EWB and 30% by Swire Pacific Limited (Swire Pacific).

2.  ACCOUNTING POLICIES

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at June 30, 1997 is a $52,000 gain.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for "all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners." SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the first quarter of 1998. Because the statement is merely an adjustment of presentation, the Company does not expect the adoption of this statement to have any impact on the amount of net income, earnings per share or total shareholders' equity reported.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and defines financial and descriptive information about a Company's operating segments that is to be disclosed in financial statements. The Company is developing allocation methods to assess performance on a business segment basis. Once completed, additional disclosures will be provided in accordance with this Statement.

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

In February1997, the Company purchased a 70% interest in Swire Blanch (previously named Swire Fraser). The consideration for the Swire Blanch purchase included the assumption of certain existing indebtedness of (pound)6.2 million ($10.2 million at purchase date) and a cash payment of (pound)1.8 million ($2.9 million). As part of the purchase agreement, after a minimum of three years either party has the option to request the purchase by the Company of the 30% minority interest at a price defined by formula. The combined Swire Fraser and Swire Blanch operations had revenues of (pound)22.6 million ($36.9 million) in 1996, and showed a loss primarily due to the recognition of charges associated with the Lloyd's Reconstruction and Reconciliation Agreement and reserves for real estate no longer occupied by Swire Fraser.

In February 1997, the Company purchased 750,000 shares of its common stock, at a negotiated price of $19.40 per share, from its Chairman. Total consideration was $14.6 million.

As part of the restructuring of its primary insurance distribution operations, the Company completed the sale of its premium finance business in February 1997. The Company received $15.2 million in exchange for the outstanding stock of the premium finance subsidiaries. The net proceeds equaled the Company's investment in the business, resulting in no gain or loss from the transaction.

Due to the integrated nature of the Company's risk management and distribution business, and because the primary insurance distribution operations after restructuring are no longer significant, the Company has discontinued its financial reporting by business segment. Current year operations reflect the operations from the Swire Blanch acquisition discussed above on a consolidated basis from the date of acquisition, due to the Company's 70% controlling interest. Prior year results of foreign operations include only the equity or loss in the earnings of the Swire Blanch international reinsurance intermediary, jointly owned 50% by the Company and 50% by Swire Pacific. The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):


                    Quarter Ended June 30, 1997   Quarter Ended June 30, 1996
                      -----------------------     -------------------------
                                     Income                      Income
                      Revenues    before taxes    Revenues     before taxes
                      --------      --------      --------       --------
Domestic operations   $ 29,841      $  7,335      $ 22,921       $  4,895
Foreign operations      10,223           955           (50)           (50)
                      --------      --------      --------       --------
                      $ 40,064      $  8,290      $ 22,871       $  4,845
                      ========      ========      ========       ========


                 Six Months Ended June 30, 1997  Six Months Ended June 30, 1996
                      -----------------------     -------------------------
                                     Income                      Income
                      Revenues    before taxes    Revenues     before taxes
                      --------      --------      --------       --------
Domestic operations   $ 61,021      $ 17,294      $ 48,653       $ 13,026
Foreign operations      16,072         1,405            96             96
                      --------      --------      --------       --------
                      $ 77,093      $ 18,699      $ 48,749       $ 13,122
                      ========      ========      ========       ========


Domestic operations include the reinsurance intermediary services provided by E.W. Blanch Co., Inc. (EWBCo.), the risk management consulting and administration services provided by Paragon Reinsurance Risk Management Services, Inc. (Paragon), the program distribution services of Rockwood Programs, Inc. (Rockwood), the policy distribution capabilities of Alternative Distribution Managers (Alternative Distribution), and the general agency operations of Blanch Insurance Services, Inc. (Blanch GA). The services provided by EWBCo., Paragon, Rockwood and Alternative Distribution are focused on providing solutions for the management and distribution of risk to a client base which is primarily comprised of property and casualty insurance companies. These services are generally recurring and, due to the Company's expertise and the value-added nature of its services, have been able to operate at relatively higher operating margins. The services provided by Blanch GA are focused on the primary distribution of insurance to property and casualty insurance companies, largely through independent insurance agents. Due to the competitive nature of Blanch GA's business, the Company's profit margins for these services are relatively lower. Corporate services, which includes the operations of the holding company are also included in Domestic operations.

Foreign operations include Swire Blanch, the Company's international insurance and reinsurance broker headquartered in London. Swire Blanch includes a Lloyd's insurance and reinsurance broking operation and international reinsurance intermediary operations. Swire Blanch also provides financial services through the sale of pension plans for insurance companies. Primary insurance distribution services of Swire Blanch include the retail operations of Swire Renshaw, located in northern England, and Swire Insurance Brokers, located in Hong Kong. Approximately 75%, of Swire Blanch's revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. The Company's foreign operations currently do not enjoy the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors, including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the Swire Renshaw primary insurance distribution business, and the capitalization and acquisition costs associated with the purchase. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

The Company plans to increase its investments in technology, particularly in the areas of risk management and risk distribution, which includes both catastrophic modeling and consulting capabilities.


SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

BROKERAGE COMMISSIONS AND FEES

The following are the components of Brokerage commissions and fees for the quarter ended June 30 (in thousands):

                                          1997        1996
                                        --------    --------
DOMESTIC OPERATIONS
 Reinsurance brokerage                  $ 22,730    $ 17,083
 Risk management fees                      1,737         589
 Program and policy distribution fees      1,015         730
 General agency commissions                2,685       2,760
                                        --------    --------
                                          28,167      21,162
FOREIGN OPERATIONS
 Reinsurance brokerage                     2,657         (50)
 Specialty lines                           3,076         -
 Financial services fees                   1,420         -
 Swire Renshaw                             1,548         -
 Swire Insurance Brokers                     974         -
                                        --------    --------
                                           9,675         (50)

                                        $ 37,842    $ 21,112
                                        ========    ========

Domestic operations reinsurance brokerage increased $5.6 million, or 33.1%, from the prior year primarily as a result of new production, including continuing revenue from the California Earthquake Authority contract and property catastrophe coverage in Florida. Risk management fees include the consulting and administration services from Paragon and fees from the licensing and maintenance of the UniSURe software, a business which began July 1, 1996. These fees were $1.7 million for the quarter ended June 30, 1997 compared to $0.6 million the prior year, an increase of $1.1 million, or 194.9%. This increase is attributable to fees related to the licensing and maintenance of the UniSURe software, $0.9 million, and additional administrative services, $0.2 million. Program and policy distribution fees increased $0.3 million, or 39.0%, to $1.0 million for the quarter. This increase is primarily the result of new production which commenced in late 1996. General agency commissions decreased $0.1 million, or 2.7%, to $2.7 million for the quarter ended June 30, 1997 compared to $2.8 million the prior year. This is primarily the result of decreased premium volume, $17.6 million for the quarter ended June 30, 1997 compared to $22.0 million in 1996.

International operations had $9.7 million of brokerage commission and fees in the quarter ended June 30, 1997. Reinsurance intermediary services, which include those in London and other international offices, had $2.7 million of fees. Specialty lines, which includes the specialty insurance distribution services based in London, contributed $3.1 million of revenues. Financial services fees, generated from the sale of various pension plan products for insurance companies, were $1.4 million. Finally, Swire Renshaw and Swire Insurance Brokers generated $1.5 million and $1.0 million of revenues, respectively, from the primary distribution of insurance from their offices in northern England and Hong Kong, respectively. For the quarter ended June 30, 1996 foreign revenues were a loss of $0.1 million and comprised only the Company's 50% equity in the net income of the Swire Blanch joint venture.

INVESTMENT INCOME

                                      1997     1996
                                     ------   ------
DOMESTIC OPERATIONS
 Fiduciary investment income         $1,480   $1,087
 Corporate investment income            194       92
 Premium finance interest and fees      -        581
                                     ------   ------
                                      1,674    1,760
FOREIGN OPERATIONS
 Fiduciary investment income            434      -
 Corporate investment income            114      -
                                     ------   ------
                                        548      -

                                     $2,222   $1,760
                                     ======   ======


Investment income was $2.2 million for the quarter ended June 30, 1997 compared to $1.8 million the prior year, an increase of $0.5 million or 26.3 %. The primary sources of investment income are from fiduciary funds and corporate capital.

Fiduciary investment income from domestic operations was $1.5 million for the quarter ended June 30, 1997 compared to $1.1 million the prior year, an increase of $0.4 million or 36.2%. The average balance of domestic funds for the quarter was $105.5 million (compared to $81.3 million for the prior year), at an average yield of 5.6% (compared to 5.4% the prior year). Swire Blanch also earned $0.4 million of fiduciary investment income in the three months ended June 30, 1997.

Corporate investment income from domestic operations increased to $0.2 million from $0.1 million as a result of larger invested balances in 1997. Swire Blanch earned $0.1 million of corporate investment income for the three months ended June 30, 1997.

Prior year investment income included $0.6 million of premium finance interest and fees. This business was sold in February 1997.

EXPENSES

Domestic operating expenses increased $4.5 million to $22.5 million, or 24.8%, for the quarter ended June 30, 1997 compared to $18.0 million the prior year. The increase is primarily a result of increases in salaries and benefits expenses including normal salary progressions, increases in benefit costs and an increase of 25 employees as of June 30, 1997 compared to the prior year. The increase in employees is due to increased business levels and businesses acquired or started in 1996. Domestic operations also experienced increases in travel and marketing and general and administrative expenses offset by a reduction in goodwill amortization, the result of the goodwill writedown recorded in fiscal 1996.

Operating expenses for international operations in the quarter ended June 30, 1997 were $9.3 million. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 24.6% for domestic operations for the quarter ended June 30, 1997, compared to 21.4% for the same period in the prior year. Gross profit margins, calculated as income before corporate services expenses and before taxes, were a loss of 8.0% for the Blanch GA for the quarter ended June 30, 1997, compared to a loss of 7.6% for the same period in the prior year. The Company's remaining risk management and distributions services earned a gross profit margin of 48.6% for the quarter ended June 30, 1997, compared to a gross profit margin of 39.6% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 9.3% for foreign operations for the quarter ended June 30, 1997. Gross profit margins, calculated as income before corporate services expenses and before taxes, for the quarter ended June 30, 1997 were 24.4% for the primary insurance distribution operations of Swire Renshaw and Swire Insurance Brokers and 4.0% for the remaining reinsurance and specialty risk management and distribution services. The majority of the operating profit from the primary insurance distribution operation is recorded in the first half of the year.

SIX MONTHS ENDED 1997 COMPARED WITH SIX MONTHS ENDED 1996

BROKERAGE COMMISSIONS AND FEES

The following are the components of Brokerage commissions and fees for the six months ended June 30 (in thousands):

                                         1997      1996
                                        -------   -------
DOMESTIC OPERATIONS
 Reinsurance brokerage                  $46,630   $37,877
 Risk management fees                     3,641     1,189
 Program and policy distribution fees     2,026       859
 General agency commissions               5,612     5,227
                                        -------   -------
                                         57,909    45,152
FOREIGN OPERATIONS
 Reinsurance brokerage                    4,110        96
 Specialty lines                          4,617       -
 Financial services fees                  2,887       -
 Swire Renshaw                            2,272       -
 Swire Insurance Brokers                  1,291       -
                                        -------   -------
                                         15,177        96

                                        $73,086   $45,248
                                        =======   =======

For the six months ended June 30, 1997, domestic operations reinsurance brokerage increased $8.8 million, or 23.1%, from the prior year primarily as a result of new production, including continuing revenue from the California Earthquake Authority contract and property catastrophe coverage in Florida. Risk management fees includes the consulting and administration services from Paragon and fees from the licensing and maintenance of the UniSURe software, a business which began July 1, 1996. These fees were $3.6 million for the six months ended June 30, 1997 compared to $1.2 million the prior year, an increase of $2.4 million, or 206.2%. This increase is attributable to fees related to the licensing and maintenance of the UniSURe software, $1.9 million, and additional administrative services, $0.5 million. Program and policy distribution fees increased $1.2 million, or 235.9%, to $2.0 million for the six months ended June
30. This increase is primarily the result of new production which commenced in late 1996. General agency commissions increased $0.4 million, or 7.3%, to $5.6 million for the six months ended June 30, 1997 compared to $5.2 million the prior year.

International operations had $15.2 million of brokerage commissions and fees in the six months ended June 30, 1997. Reinsurance intermediary services, which include those in London and other international offices, had $4.1 million in fees. Specialty lines, which includes the specialty insurance distribution services based in London, contributed $4.6 million of revenues. Financial services fees, generated from the sale of various pension plan products for insurance companies, were $2.9 million. Finally, Swire Renshaw and Swire Insurance Brokers generated $2.3 million and $1.3 million of revenues, respectively, from the primary distribution of insurance from their offices in northern England and Hong Kong, respectively. For the six months ended June 30, 1996 foreign revenues were $0.1 million and comprised only the Company's 50% equity in the net income of the Swire Blanch joint venture.

INVESTMENT INCOME

                                      1997     1996
                                     ------   ------
DOMESTIC OPERATIONS
 Fiduciary investment income         $2,540   $2,245
 Corporate investment income            385      159
 Premium finance interest and fees      187    1,097
                                     ------   ------
                                      3,112    3,501
FOREIGN OPERATIONS
 Fiduciary investment income            676      -
 Corporate investment income            219      -
                                     ------   ------
                                        895      -

                                     $4,007   $3,501
                                     ======   ======


Investment income was $4.0 million for the six months ended June 30, 1997 compared to $3.5 million the prior year, an increase of $0.5 million or 14.4%. The primary sources of investment income are from fiduciary funds, corporate capital, and premium finance notes. The premium finance operation was sold in February 1997.

Fiduciary investment income from domestic operations was $2.5 million for the six months ended June 30, 1997 compared to $2.2 million the prior year, an increase of $0.3 million or 13.1%. The average balance of domestic funds for the six months ended June 30, 1997 was $95.8 million (compared to $82.2 million for the prior year), at an average yield of 5.3% (compared to 5.5% the prior year). Swire Blanch also earned $0.7 million of fiduciary investment income in the six months ended June 30, 1997.

Corporate investment income from domestic operations increased to $0.4 million from $0.2 million as a result of larger invested balances in 1997. Swire Blanch earned $0.2 million of corporate investment income for the six months ended June 30, 1997.

Premium finance interest and fees were $0.2 million for the six months ended June 30, 1997 compared to $1.1 million the prior year. The decrease is the result of the sale of the premium finance business in February 1997.

EXPENSES

Domestic operating expenses increased $8.1 million to $43.7 million, or 22.7%, for the six months ended June 30, 1997 compared to $35.6 million the prior year. The increase is primarily a result of increases in salaries and benefits expenses including normal salary progression, increased employee benefit cost and an increase of 25 employees as of June 30, 1997 compared to the prior year. The increase in employees is due to increased business levels and businesses acquired or started in 1996. Domestic operations also experienced increases in travel and marketing and general and administrative expenses offset by a reduction in goodwill amortization, the result of the goodwill writedown recorded in fiscal 1996.

Operating expenses for the five months of international operations included in the six months ended June 30, 1997 were $14.7 million. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 28.3% for domestic operations for the six months ended June 30, 1997, compared to 26.9% for the same period in the prior year. Gross profit margins, calculated as income before corporate services expenses and before taxes, were a loss of 1.5% for the Blanch GA for the six months ended June 30, 1997, compared to a loss of 9.3% for the same period in the prior year. The Company's remaining risk management and distributions services earned a gross profit margin of 50.1% for the six months ended June 30, 1997, compared to a gross profit margin of 45.9% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 8.7% for foreign operations for the five months ended June 30, 1997. Gross profit margins, calculated as income before corporate services expenses and before taxes, for the six months ended ended June 30, 1997 were 14.0% for the primary insurance distribution operations of Swire Renshaw and Swire Insurance Brokers and 7.1% for the remaining reinsurance and specialty risk management and distribution services. The majority of the operating profit from the primary insurance distribution operation is recorded in the first half of the year.

INCOME TAXES

The Company's combined federal and state effective tax rate for domestic operations continues to be 39%. The effective tax rate provided for the Company's foreign operations is expected to be 35%.

LIQUIDITY AND CAPITAL RESOURCES
The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $6.5 million at June 30, 1997.

The Company generated $12.7 million of cash from operations during the first six months of 1997 compared with $6.2 million for the same period in 1996. The increase in operating cash flow in 1997 is primarily due to the increase in net income, the timing of cash distributions from the fiduciary accounts to the Company and the timing of changes in various operating assets and liabilities.

Cash flow from investing activities was $10.3 million for the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company received net proceeds of $15.1 million from the sale of its premium finance operations. Consideration for the Swire Blanch transaction was $2.9 million in cash and the assumption of (pound)6.2 million of debt (approximately $10.2 million at the acquisition date). The Company believes the operations of Swire Blanch will provide sufficient cash flows to satisfy the debt. Swire Blanch's cash at the purchase date was $3.4 million, thus providing $0.5 million of net cash from the acquisition. The Company also used $5.5 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. During 1996, the Company used cash in investing activities primarily for a $3.4 million net issuance of premium finance notes and $1.7 million for the purchase of property and equipment.

The primary uses of cash for financing activities for the six months ended June 30, 1997 were $14.6 million for the purchase of treasury stock, $2.6 million of dividends paid to shareholders and $1.3 million for the net repayment of lines of credit. In the prior year, net cash used by financing activities was $5.0 million, consisting primarily of cash dividends paid to shareholders and net repayments of lines of credit. The Company issued $1.2 million and $0.8 million of treasury stock to fund employee benefit plans in the six months ended June 30, 1997 and 1996, respectively.

The Company's long-term investment portfolio at June 30, 1997 was $9.7 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at June 30, 1997 was $0.3 million below cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

On January 24, 1997, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 3, 1997 to shareholders of record as of February 7, 1997. On April 24, 1997, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable June 2, 1997 to shareholders of record as of May 9, 1997. On July 24, 1997, the Board of Directors declared a regular quarterly dividend of $0.10 per share payable on September 2, 1997 to shareholders of record as of August 12, 1997.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

E. W. BLANCH HOLDINGS, INC.

Part II.  Other Information

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on April 24, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon:

         *        Election of directors:

                  Newly elected directors:
                                                      In Favor       Withheld
                      Joseph D. Sargent               7,994,453      414,156
                      Frank S. Wilkinson, Jr.         7,994,753      413,856

         * Approval of the E.W. Blanch Holdings, Inc. Restricted Stock Incentive Plan.

                      In Favor     Opposed     Abstained    Broker Non-Vote
                     7,981,138     106,096      41,153          280,222

         *        Approval of the E.W. Blanch Holdings, Inc. Management
                  Incentive Plan.

                      In Favor     Opposed     Abstained    Broker Non-Vote
                     7,829,859      72,795      225,733         280,222

         *        Approval of an amendment to the Employee Stock Purchase Plan.

                      In Favor     Opposed     Abstained    Broker Non-Vote
                     8,348,038      19,633       40,938            0

         *        Approval of an amendment to the E.W. Blanch Holdings, Inc.
                  1993 Stock Incentive Plan.

                      In Favor     Opposed     Abstained    Broker Non-Vote
                     8,202,876     128,172       42,224         35,337

         * Ratification of Ernst & Young LLP as the auditors for the Company for the year 1997.

                      In Favor     Opposed     Abstained    Broker Non-Vote
                     8,405,509       1,813        1,287            0

Item 6.  Exhibits and Reports on Form 8-K.

           (a.)     Exhibits
                    Exhibit 10      Employment agreement for E.W. Blanch, Jr.
                    Exhibit 27      Financial Data Schedule

           (b.) The registrant did not file a current report on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         E. W. BLANCH HOLDINGS, INC.


Dated:   August 13, 1997                 /s/ Ian D. Packer
                                         -----------------
                                         Ian D. Packer
                                         Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

            Exhibit 10            Employment Agreement for E.W. Blanch, Jr.
            Exhibit 27            Financial Data Schedule