Form 10-Q
period 1997-09-30
BLANCH E W HOLDINGS INC
filed 1997-11-12
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.


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

The number of shares of the Registrant's common stock outstanding as of November 5, 1997 was 12,579,000.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30          SEPTEMBER 30
                                              -------------------   -------------------
                                                1997       1996       1997       1996
                                              --------   --------   --------   --------
Revenues:
   Brokerage commissions and fees             $ 43,009   $ 27,948   $116,095   $ 73,196
   Investment income                             2,361      1,880      6,368      5,381
                                              --------   --------   --------   --------
Total revenues                                  45,370     29,828    122,463     78,577

Expenses:
   Salaries and benefits                        20,613     10,985     56,521     32,075
   Travel and marketing                          2,020      1,735      9,465      5,313
   General and administrative                    7,109      5,091     21,275     14,404
   Amortization of goodwill                        689        784      1,967      2,320
   Interest and other expense                      365         62        962        172
                                              --------   --------   --------   --------
Total expenses                                  31,796     18,657     90,190     54,284
                                              --------   --------   --------   --------

Income before taxes                             13,574     11,171     32,273     24,293

Income taxes                                     5,311      4,312     12,657      9,393
                                              --------   --------   --------   --------
Net income before minority interest              8,263      6,859     19,616     14,900

Minority interest, net of tax                      282       --          371       --
                                              --------   --------   --------   --------
Net income                                    $  7,981   $  6,859   $ 19,245   $ 14,900
                                              ========   ========   ========   ========

Net income per share                          $   0.62   $   0.52   $   1.49   $   1.12
                                              ========   ========   ========   ========

Weighted average number of shares of Common
   Stock outstanding                            12,933     13,296     12,892     13,292
                                              ========   ========   ========   ========

Cash dividends declared per share             $   0.10   $   0.10   $   0.30   $   0.30
                                              ========   ========   ========   ========


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1997           1996
                                              --------       --------
                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  $ 16,366       $  1,069
   Due from fiduciary accounts                  20,743         13,624
   Premium finance notes                            --         14,931
   Prepaid insurance                             1,937          1,749
   Other current assets                          6,595          4,467
                                              --------       --------
Total current assets                            45,641         35,840

Long-term investments, available for sale       10,670          9,793
Property and equipment, net                     23,657         13,001
Goodwill, net                                   30,441         17,490
Other assets                                    12,995          9,452
Fiduciary accounts--assets                     777,800        429,180
                                              --------       --------
Total assets                                  $901,204       $514,756
                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                       $  4,457       $  4,176
   Notes payable to banks                           --          1,340
   Accounts payable                             13,059          3,939
   Current portion of long-term liabilities      3,925          1,685
   Other current liabilities                     5,786          2,014
                                              --------       --------
Total current liabilities                       27,227         13,154

Long-term debt, less current portion            13,464          1,188
Other liabilities, less current portion          9,781          2,781
Fiduciary accounts--liabilities                777,800        429,180
                                              --------       --------
Total liabilities                              828,272        446,303

Minority interest                                1,896           --

SHAREHOLDERS' EQUITY                            71,036         68,453
                                              --------       --------
Total liabilities and shareholders' equity    $901,204       $514,756
                                              ========       ========

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1997        1996
                                                                        --------    --------
OPERATING ACTIVITIES
Net income                                                              $ 19,245    $ 14,900
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         6,074       4,458
     Changes in operating assets and liabilities:
        Due from fiduciary accounts                                       (3,458)     (6,636)
        Other current assets                                              (5,048)     (4,222)
        Accrued compensation                                                 280        (884)
        Accounts payable and other current liabilities                     8,892          89
     Other, net                                                           (2,446)       (441)
                                                                        --------    --------
Net cash provided by operating activities                                 25,539       7,264

INVESTING ACTIVITIES
Purchases of property and equipment                                       (8,730)     (2,950)
Issuance of finance notes receivable, net                                    (14)     (3,773)
Purchases of investments                                                   1,342      (1,227)
Excess of cash acquired from purchase of subsidiary                          480        --
Proceeds from the sale of subsidiary                                      15,092        --
Proceeds from sale of investments                                            866         513
Other investing activities, net                                               18         (84)
                                                                        --------    --------
Net cash provided by (used) in investing activities                        9,054      (7,521)

FINANCING ACTIVITIES
Purchase of treasury shares                                              (14,550)       --
Proceeds from the issuance of treasury shares to
    employee benefit plans                                                 1,297         928
Dividends paid                                                            (3,841)     (3,971)
Net (repayments) borrowings on lines of credit                             1,340       1,557
Payments on long-term debt                                                   881      (1,275)
Other financing activities, net                                              257        (184)
                                                                        --------    --------
Net cash (used in) financing activities                                  (17,296)     (2,945)
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                      15,297      (3,202)
Cash and cash equivalents at beginning of period                           1,069       4,977
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 16,366    $  1,775
                                                                        ========    ========


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 1997


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

E.W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. In 1997, the Company purchased a 70% interest in Swire Fraser Insurance (Holdings) Limited (Swire Fraser) and an additional 20% interest in the Swire Blanch joint venture. The combined operations of Swire Fraser and Swire Blanch were merged into a single operation under the Swire Blanch name, which is owned 70% by the Company and 30% by Swire Pacific Limited (Swire Pacific).

2.  ACCOUNTING POLICIES

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at September 30, 1997 is an $8,000 gain.

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

In February 1997, the Company purchased a 70% interest in Swire Blanch (previously named Swire Fraser). The consideration for the Swire Blanch purchase included the assumption of certain existing indebtedness of (pound)6.2 million ($10.2 million at purchase date) and a cash payment of (pound)1.8 million ($2.9 million). As part of the purchase agreement, after a minimum of three years either party has the option to request the purchase by the Company of the 30% minority interest at a price defined by formula. The combined Swire Fraser and Swire Blanch operations had revenues of (pound)22.6 million ($36.9 million) in 1996, and showed a loss primarily due to the recognition of charges associated with the Lloyd's Reconstruction and Reconciliation Agreement and reserves for real estate no longer occupied by Swire Fraser.

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

                             Quarter ended            Quarter ended
                           September 30, 1997       September 30, 1996
                          --------------------     --------------------
                                       Income                   Income
                          Revenues  before taxes   Revenues  before taxes
                          --------    --------     --------    --------
Domestic operations       $ 33,619    $ 11,517     $ 29,717    $ 11,060
Foreign operations          11,751       2,057          111         111
                          --------    --------     --------    --------
                          $ 45,370    $ 13,574     $ 29,828    $ 11,171
                          ========    ========     ========    ========


                            Nine months ended        Nine months ended
                           September 30, 1997       September 30, 1996
                          --------------------     --------------------
                                       Income                   Income
                          Revenues  before taxes   Revenues  before taxes
                          --------    --------     --------    --------
Domestic operations       $ 94,640    $ 28,810     $ 78,370    $ 24,086
Foreign operations          27,823       3,463          207         207
                          --------    --------     --------    --------
                          $122,463    $ 32,273     $ 78,577    $ 24,293
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

Foreign operations include Swire Blanch, the Company's international insurance and reinsurance broker headquartered in London. Swire Blanch includes a Lloyd's insurance and reinsurance broking operation and international reinsurance intermediary operations. Swire Blanch also provides financial services through the sale of pension plan products for insurance companies. Primary insurance distribution services of Swire Blanch include the retail operations of Swire Renshaw, located in northern England, and Swire Insurance Brokers, located in Hong Kong. Approximately 75%, of Swire Blanch's revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. The Company's foreign operations currently do not enjoy the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors, including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the Swire Renshaw primary insurance distribution business, and the capitalization of acquisition costs associated with the purchase of Swire Fraser. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

The Company plans to increase its investments in technology, particularly in the areas of risk management and risk distribution, which includes both catastrophic modeling and consulting capabilities.


THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

BROKERAGE COMMISSIONS AND FEES

The following are the components of brokerage commissions and fees for the quarter ended September 30 (in thousands):

                                            1997           1996
                                           --------      --------
   DOMESTIC OPERATIONS
    Reinsurance brokerage                   $27,069       $23,611
    Risk management fees                      1,666         1,015
    Program and policy distribution fees        840           173
    General agency commissions                2,327         3,038
                                           --------      --------
                                             31,902        27,837
   FOREIGN OPERATIONS
    Reinsurance brokerage                     3,528           111
    Specialty lines                           2,763           --
    Financial services fees                   2,658           --
    Swire Renshaw                             1,705           --
    Swire Insurance Brokers                     453           --
                                           --------      --------
                                             11,107           111

                                            $43,009       $27,948
                                           ========      ========

Domestic operations reinsurance brokerage increased $3.6 million, or 14.6%, from the prior year primarily as a result of growth in existing accounts and new production. Risk management fees include Paragon's consulting and administration services and software licensing and maintenance business, a business which began July 1, 1996. These fees were $1.7 million for the quarter ended September 30, 1997 compared to $1.0 million the prior year, an increase of $0.7 million, or 64.1%. This increase is attributable to fees related to the software licensing and maintenance business, $0.1 million, and additional administrative services, $0.6 million. Program and policy distribution fees increased $0.7 million, or 48.5%, to $0.8 million for the quarter. This increase is primarily the result of new production which commenced in late 1996. General agency commissions decreased $0.7 million, or 30.5%, to $2.3 million for the quarter ended September 30, 1997 compared to $3.0 million the prior year. This is primarily the result of decreased premium volume, $17.3 million for the quarter ended September 30, 1997 compared to $24.3 million in 1996. The decrease in premium volume is the result of the decision to exit the personal lines business in the fourth quarter of the previous fiscal year.

International operations had $11.1 million of brokerage commission and fees in the quarter ended September 30, 1997. Reinsurance intermediary services, which include those in London and other international offices, had $3.5 million of brokerage. Specialty lines, which includes the specialty insurance distribution services based in London, contributed $2.8 million of revenues. Financial services fees, generated from the sale of various pension plan products for insurance companies, were $2.7 million. Finally, Swire Renshaw and Swire Insurance Brokers generated $1.7 million and

$0.5 million of revenues, respectively, from the primary distribution of insurance from their offices in northern England and Hong Kong, respectively. For the quarter ended September 30, 1996 foreign revenues were $0.1 million and comprised only the Company's 50% equity in the net income of the Swire Blanch joint venture.

INVESTMENT INCOME

The following are the components of investment income for the three months ended September 30, 1997 (in thousands):

                                              1997          1996
                                           ---------     ---------
   DOMESTIC OPERATIONS
    Fiduciary investment income               $1,607        $1,185
    Corporate investment income                  110           112
    Premium finance interest and fees            --            583
                                           ---------     ---------
                                               1,717         1,880
   FOREIGN OPERATIONS
    Fiduciary investment income                  499           --
    Corporate investment income                  145           --
                                           ---------     ---------
                                                 644           --

                                              $2,361        $1,880
                                           =========     =========


Investment income was $2.4 million for the quarter ended September 30, 1997 compared to $1.9 million the prior year, an increase of $0.5 million or 25.6%. The primary sources of investment income are from fiduciary funds and corporate capital.

Fiduciary investment income from domestic operations was $1.6 million for the quarter ended September 30, 1997 compared to $1.2 million the prior year, an increase of $0.4 million or 35.7%. The average balance of domestic funds for the quarter was $115.7 million (compared to $86.5 million for the prior year), at an average yield of 5.6% (compared to 5.1% the prior year). Swire Blanch also earned $0.5 million of fiduciary investment income in the nine months ended September 30, 1997.

Corporate investment income from domestic operations was the same as prior year. Swire Blanch earned $0.1 million of corporate investment income for the nine months ended September 30, 1997.

Prior year investment income included $0.6 million of premium finance interest and fees. This business was sold in February 1997.

EXPENSES

Domestic operating expenses increased $3.4 million to $22.0 million, or 18.1%, for the quarter ended September 30, 1997 compared to $18.7 million the prior year. The increase is primarily a result of increases in salaries and benefits expenses including normal salary progressions, increases in benefit costs and an increase in employees as of September 30, 1997 compared to the prior year. The increase in employees is due to increased business levels and the growth of businesses acquired and started in 1996. Domestic operations also experienced increases in travel and marketing and general and administrative expenses offset by a reduction in goodwill amortization, the result of the goodwill writedown recorded in fiscal 1996.

Operating expenses for international operations in the quarter ended September 30, 1997 were $9.8 million. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 34.3% for domestic operations for the quarter ended September 30, 1997, compared to 37.2% for the same period in the prior year. Gross profit margins, calculated as income before corporate services expenses and before taxes, were a loss of 16.6% for Blanch GA for the quarter ended September 30, 1997, compared to a profit of 2.4% for the same period in the prior year. The Company's remaining domestic risk management and distributions services earned a gross profit margin of 55.0% for the quarter ended September 30, 1997, compared to a gross profit margin of 52.2% for the same period in the prior year.

Operating profit margins were 17.4% for foreign operations for the quarter ended September 30, 1997. Gross profit margins for the quarter ended September 30, 1997 were 22.0% for the primary insurance distribution operations of Swire Renshaw and Swire Insurance Brokers and 16.3% for the remaining foreign reinsurance and specialty risk management and distribution services, including a number of start-up operations around the globe. The majority of operating profit from primary insurance distribution operations is recorded in the first half of the year.

NINE MONTHS ENDED 1997 COMPARED WITH NINE MONTHS ENDED 1996

BROKERAGE COMMISSIONS AND FEES

The following are the components of brokerage commissions and fees for the nine months ended September 30 (in thousands):

                                             1997         1996
                                           ---------    --------
   DOMESTIC OPERATIONS
    Reinsurance brokerage                   $ 73,700    $ 61,360
    Risk management fees                       5,306       2,179
    Program and policy distribution fees       2,866       1,033
    General agency commissions                 7,938       8,417
                                           ---------    --------
                                              89,810      72,989
   FOREIGN OPERATIONS
    Reinsurance brokerage                      7,639         207
    Specialty lines                            7,380         --
    Financial services fees                    5,544         --
    Swire Renshaw                              3,978         --
    Swire Insurance Brokers                    1,744         --
                                           ---------    --------
                                              26,285         207

                                            $116,095    $ 73,196
                                           =========    ========

For the nine months ended September 30, 1997, domestic operations reinsurance brokerage increased $12.3 million, or 20.1%, from the prior year primarily as a result of growth in existing accounts and new production. Risk management fees include the consulting and administration services and software licensing and maintenance business, a business which began July 1, 1996, of Paragon. These fees were $5.3 million for the nine months ended September 30, 1997 compared to $2.2 million the prior year, an increase of $3.1 million, or 143.5%. This increase is attributable to fees related to the software licensing and maintenance business, $2.0 million, and additional administrative services, $1.1 million. Program and policy distribution fees increased $1.8 million, or 177.4%, to $2.8 million for the nine months ended September 30. This increase is primarily the result of new production which commenced in late 1996. General agency commissions decreased $0.5 million, or 5.7%, to $7.9 million for the nine months ended September 30, 1997 compared to $8.4 million the prior year.

International operations had $26.3 million of brokerage commissions and fees in the nine months ended September 30, 1997. Reinsurance intermediary services, which include those in London and other international offices, had $7.6 million in brokerage. Specialty lines, which includes the specialty insurance distribution services based in London, contributed $7.4 million of revenues. Financial services fees, generated from the sale of various pension plan products for insurance companies, were $5.5 million. Finally, Swire Renshaw and Swire Insurance Brokers generated $4.0 million and $1.7 million of revenues, respectively, from the primary distribution of insurance from their offices in northern England and Hong Kong, respectively. For the nine months ended September 30, 1996 foreign revenues were $0.2 million and comprised only the Company's 50% equity in the net income of the Swire Blanch joint venture.

INVESTMENT INCOME
The following are the components of investment income for the nine months ended September 30, 1997 (in thousands):
                                            1997       1996
                                           -------    -------
   DOMESTIC OPERATIONS
    Fiduciary investment income             $4,149     $3,427
    Corporate investment income                494        271
    Premium finance interest and fees          187      1,683
                                           -------    -------
                                             4,830      5,381
   FOREIGN OPERATIONS
    Fiduciary investment income              1,171        --
    Corporate investment income                367        --
                                           -------    -------
                                             1,538        --

                                            $6,368     $5,381
                                           =======    =======


Investment income was $6.4 million for the nine months ended September 30, 1997 compared to $5.4 million the prior year, an increase of $1.0 million or 18.3%. The primary sources of investment income are from fiduciary funds and corporate capital.

Fiduciary investment income from domestic operations was $4.1 million for the nine months ended September 30, 1997 compared to $3.4 million the prior year, an increase of $0.7 million or 21.1%. The average balance of domestic funds for the nine months ended September 30, 1997 was $102.5 million (compared to $85.0 million for the prior year), at an average yield of 5.4% (compared to 5.4% the prior year). Swire Blanch also earned $1.2 million of fiduciary investment income in the nine months ended September 30, 1997.

Corporate investment income from domestic operations increased to $0.5 million from $0.3 million as a result of larger invested balances in 1997. Swire Blanch earned $0.4 million of corporate investment income for the nine months ended September 30, 1997.

Premium finance interest and fees were $0.2 million for the nine months ended September 30, 1997 compared to $1.7 million the prior year. The decrease is the result of the sale of the premium finance business in February 1997.

EXPENSES

Domestic operating expenses increased $11.5 million to $65.8 million, or 21.1%, for the nine months ended September 30, 1997 compared to $54.3 million the prior year. The increase is primarily a result of increases in salaries and benefits expenses including normal salary progression, increased employee benefit cost and an increase of employees as of September 30, 1997 compared to the prior year. The increase in employees is due to increased business levels and businesses acquired or started in 1996. Domestic operations also experienced increases in travel and marketing and general and administrative expenses offset by a reduction in goodwill amortization, the result of the goodwill writedown recorded in fiscal 1996.

Operating expenses for the eight months of international operations included in the nine months ended September 30, 1997 were $24.4 million. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 30.5% for domestic operations for the nine months ended September 30, 1997, compared to 31.0% for the same period in the prior year. Gross profit margins, calculated as income before corporate services expenses and before taxes, were a loss of 5.8% for the Blanch GA for the nine months ended September 30, 1997, compared to a loss of 6.6% for the same period in the prior year. The Company's remaining domestic risk management and distributions services earned a gross profit margin of 51.8% for the nine months ended September 30, 1997, compared to a gross profit margin of 48.3% for the same period in the prior year.

Operating profit margins were 12.4% for foreign operations for the nine months ended September 30, 1997. Gross profit margins for the nine months ended September 30, 1997 were 17.5% for the primary insurance distribution operations of Swire Renshaw and Swire Insurance Brokers and 11.1% for the remaining foreign reinsurance and specialty risk management and distribution services, including a number of start-up operations around the globe. The majority of operating profit from primary insurance operations is recorded in the first half of the year.

INCOME TAXES

The Company's combined federal and state effective tax rate for domestic operations continues to be 39%. The effective tax rate provided for the Company's foreign operations is expected to be 35%.

LIQUIDITY AND CAPITAL RESOURCES
The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $16.4 million at September 30, 1997.

The Company generated $23.5 million of cash from operations during the first nine months of 1997 compared with $7.3 million for the same period in 1996. The increase in operating cash flow in 1997 is primarily due to the increase in net income, the timing of cash distributions from the fiduciary accounts to the Company and the timing of changes in various operating assets and liabilities.

Cash flow from investing activities was $9.1 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company received net proceeds of $15.1 million from the sale of its premium finance operations. Consideration for the Swire Blanch transaction was $2.9 million in cash and the assumption of (pound)6.2 million of debt (approximately $10.2 million at the acquisition date). The Company believes the operations of Swire Blanch will provide sufficient cash flows to satisfy the debt. Swire Blanch's cash at the purchase date was $3.4 million, thus providing $0.5 million of net cash from the acquisition. The Company also used $8.7 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. The Company's investment in new software includes the requirements associated with year 2000 compliance. The additional investment to ensure all current software is year 2000 compliant is not expected to be material. During 1996, the Company used cash in investing activities primarily for a $3.8 million net issuance of premium finance notes and $3.0 million for the purchase of property and equipment.

The primary uses of cash for financing activities for the nine months ended September 30, 1997 were $14.6 million for the purchase of treasury stock, $3.8 million of dividends paid to shareholders and $1.3 million for the net repayment of lines of credit. In the prior year, net cash used by financing activities was $2.9 million, consisting primarily of cash dividends paid to shareholders and net repayments of lines of credit. The Company issued $1.2 million and $0.8 million of treasury stock to fund employee benefit plans in the nine months ended September 30, 1997 and 1996, respectively.

The Company's long-term investment portfolio at September 30, 1997 was $10.7 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at September 30, 1997 approximated cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

On January 24, 1997, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 3, 1997 to shareholders of record as of February 7, 1997. On April 24, 1997, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable June 2, 1997 to shareholders of record as of May 9, 1997. On July 24, 1997, the Board of Directors declared a regular quarterly dividend of $0.10 per share payable on September 2, 1997 to shareholders of record as of August 12, 1997. On October 23, 1997, the Board of Directors declared a regular quarterly dividend of $0.10 per share payable on December 1, 1997 to shareholders of record as of November 10, 1997.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

E. W. BLANCH HOLDINGS, INC.

Part II.  Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.


Item 6.  Exhibits and Reports on Form 8-K.

         (a.)     Exhibits

                  Exhibit 10     Specimen Severance Agreement
                  Exhibit 10.1   Schedule of Executives Receiving Severance
                                    Agreement
                  Exhibit 11     Statement Re: Computation of Per Share Earnings
                  Exhibit 27     Financial Data Schedule

         (b.) The registrant did not file a current report on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           E. W. BLANCH HOLDINGS, INC.

Dated:   November 11, 1997                 /s/ Ian D. Packer
                                           Ian D. Packer
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


      Exhibit 10            Specimen Severance Agreement
      Exhibit 10.1          Schedule of Employees Receiving Severance Agreements
      Exhibit 11            Statement Re: Computation of Per Share Earnings
      Exhibit 27            Financial Data Schedule