Form 10-Q/A
period 1997-09-30
BLANCH E W HOLDINGS INC
filed 1997-11-14
CIK 898438

This Form 10-Q/A is being filed for the sole purpose of correcting the following typographical errors in the registrant's Form 10-Q dated November 11, 1997 for the quarter ended September 30, 1997. Amounts are in thousands.

For the third quarter ended September 30, 1997:
     Travel and marketing expense should be $3,020

For the nine months ended September 30, 1997:
     Cash flows from operations should be $23,539
     Net (repayments) borrowings on line of credit should be $(1,340)

Exhibit 11 Statement Re: Computation of Per Share Earnings
     The caption under Fully Diluted should be:
     Net effect of dilutive stock options - based on the treasury stock method using the period end market price, if higher than the average market price

This Form 10-Q/A reflects these corrections. All other information contained in this Form 10-Q/A are unchanged from the previously filed Form 10-Q.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q/A


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

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30          SEPTEMBER 30
                                              -------------------   -------------------
                                                1997       1996       1997       1996
                                              --------   --------   --------   --------
Revenues:
   Brokerage commissions and fees             $ 43,009   $ 27,948   $116,095   $ 73,196
   Investment income                             2,361      1,880      6,368      5,381
                                              --------   --------   --------   --------
Total revenues                                  45,370     29,828    122,463     78,577


Expenses:
   Salaries and benefits                        20,613     10,985     56,521     32,075
   Travel and marketing                          3,020      1,735      9,465      5,313
   General and administrative                    7,109      5,091     21,275     14,404
   Amortization of goodwill                        689        784      1,967      2,320
   Interest and other expense                      365         62        962        172
                                              --------   --------   --------   --------
Total expenses                                  31,796     18,657     90,190     54,284
                                              --------   --------   --------   --------


Income before taxes                             13,574     11,171     32,273     24,293

Income taxes                                     5,311      4,312     12,657      9,393
                                              --------   --------   --------   --------
Net income before minority interest              8,263      6,859     19,616     14,900

Minority interest, net of tax                      282       --          371       --
                                              --------   --------   --------   --------
Net income                                    $  7,981   $  6,859   $ 19,245   $ 14,900
                                              ========   ========   ========   ========

Net income per share                          $   0.62   $   0.52   $   1.49   $   1.12
                                              ========   ========   ========   ========

Weighted average number of shares of Common
   Stock outstanding                            12,933     13,296     12,892     13,292
                                              ========   ========   ========   ========

Cash dividends declared per share             $   0.10   $   0.10   $   0.30   $   0.30
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
                                              ========       ========

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1997        1996
                                                                        --------    --------

OPERATING ACTIVITIES
Net income                                                              $ 19,245    $ 14,900
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         6,074       4,458
     Changes in operating assets and liabilities:
        Due from fiduciary accounts                                       (3,458)     (6,636)
        Other current assets                                              (5,048)     (4,222)
        Accrued compensation                                                 280        (884)
        Accounts payable and other current liabilities                     8,892          89
     Other, net                                                           (2,446)       (441)
                                                                        --------    --------
Net cash provided by operating activities                                 23,539       7,264


INVESTING ACTIVITIES
Purchases of property and equipment                                       (8,730)     (2,950)
Issuance of finance notes receivable, net                                    (14)     (3,773)
Purchases of investments                                                   1,342      (1,227)
Excess of cash acquired from purchase of subsidiary                          480        --
Proceeds from the sale of subsidiary                                      15,092        --
Proceeds from sale of investments                                            866         513
Other investing activities, net                                               18         (84)
                                                                        --------    --------
Net cash provided by (used) in investing activities                        9,054      (7,521)


FINANCING ACTIVITIES
Purchase of treasury shares                                              (14,550)       --
Proceeds from the issuance of treasury shares to
    employee benefit plans                                                 1,297         928
Dividends paid                                                            (3,841)     (3,971)
Net (repayments) borrowings on lines of credit                            (1,340)      1,557
Payments on long-term debt                                                   881      (1,275)
Other financing activities, net                                              257        (184)
                                                                        --------    --------
Net cash (used in) financing activities                                  (17,296)     (2,945)
                                                                        --------    --------


Net increase (decrease) in cash and cash equivalents                      15,297      (3,202)
Cash and cash equivalents at beginning of period                           1,069       4,977
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 16,366    $  1,775
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


Item 6.  Exhibits and Reports on Form 8-K.

         (a.)     Exhibits


                  Exhibit 10     Specimen Severance Agreement *
                  Exhibit 10.1   Schedule of Executives Receiving Severance
                                    Agreement *
                  Exhibit 11     Statement Re: Computation of Per Share Earnings
                  Exhibit 27     Financial Data Schedule *


         (b.) The registrant did not file a current report on Form 8-K during the quarter ended September 30, 1997.


-----------------
* Previously filed

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           E. W. BLANCH HOLDINGS, INC.


Dated:   November 14, 1997                 /s/ Ian D. Packer
                                           Ian D. Packer
                                           Executive Vice President
                                           and Chief Financial Officer