Form 10-K
period 1997-12-31
BLANCH E W HOLDINGS INC
filed 1998-03-31
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|X|             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|_|             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
               Title of Each Class                         on Which Registered
               -------------------                         -------------------
       Common Stock, par value $.01 per share            New York Stock Exchange
       Preferred Share Purchase Rights                   New York Stock Exchange
       Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of March 19, 1998, 12,620,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $479,560,000

         DOCUMENTS INCORPORATED BY REFERENCE.

1. Portions of Registrant's 1997 Annual Report to Shareholders are incorporated into Parts I, II and IV.
2. Portions of Registrant's Proxy Statement dated March 20, 1998 are incorporated into Part III.

--------------------------------------------------------------------------------

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

         The Company's principal business is that of integrated risk management and distribution services, including reinsurance intermediary services, risk management consulting and administration services and primary insurance distribution services.

         In February 1997, the Company purchased a 70% interest in Swire Fraser Insurance (Holdings) Limited ("Swire Fraser") resulting in an additional 20% interest in the Swire Blanch Holdings Ltd. ("Swire Blanch") joint venture. The combined operations of Swire Fraser and Swire Blanch were merged into a single operation under the Swire Blanch name, which is owned 70% by the Company and 30% by Swire Pacific Limited ("Swire Pacific"). The consideration for the purchase included the assumption of certain existing indebtedness of (pound)6.2 million ($10.2 million at purchase date) and a cash payment of (pound)1.8 million ($2.9 million). As part of the purchase agreement, after a minimum of three years either party has the option to request the purchase by the Company of the 30% minority interest at a price defined by formula. This transaction is expected to provide increased opportunities for international growth.

         In December 1996, the Company recorded a $19.5 million write-down of goodwill associated with the Elton George Companies acquisition in 1994 and a $3.25 million reserve for the restructuring of the Company's wholesale operations and its related lease expense. Also, as part of the restructuring of the wholesale operations, in February 1997 the Company completed the sale of its premium finance business, originally acquired in 1994 as part of the Elton George Companies acquisition. The Company received $15.2 million in exchange for all of the outstanding stock of the premium finance subsidiaries, whose assets included $14.9 million of premium finance notes. The net sales proceeds equaled the Company's investment in the business, resulting in no gain or loss on the sale.

         In October 1997, the Company has signed an agreement to acquire the assets and business of Buenos Aires based Walbaum Americana, S.A. ("Walbaum"), a leading provider of insurance and reinsurance intermediary services in Latin America. Walbaum had $3.5 million of revenues in 1996. This transaction is expected to be completed in the second quarter of 1998.

         Unless otherwise indicated, reference to the "Company" hereinafter includes all operating subsidiaries.

b) Financial Information About Industry Segments

         Due to the integrated nature of the Company's risk management and distribution business, and because the primary insurance distribution operations after restructuring are no longer significant, the Company has discontinued its financial reporting by business segment. At December 31, 1997, the Company categorizes its business operations into two geographic areas, domestic and foreign operations. Current year results reflect the operations from the Swire Blanch acquisition discussed above on a consolidated basis from the date of acquisition, due to the Company's 70% controlling interest. Prior year results of foreign operations include only the equity or loss in the earnings of the Swire Blanch international reinsurance intermediary, jointly owned 50% by the Company and 50% by Swire Fraser.

         Financial information about the Company's industry segments is incorporated by reference to "Management's Discussion and Analysis" on pages 21-26, and Note 15 of the Notes to the Consolidated Financial Statements on page 38 of the Company's 1997 Annual Report to Shareholders.

c) Narrative Description of Business

DOMESTIC OPERATIONS

         Domestic operations include reinsurance intermediary services, risk management consulting and administration services, program distribution services, policy distribution services, and the general agency operations. All of these services, except general agency operations, are focused on providing solutions for the management and distribution of risk to a client base which is primarily comprised of property and casualty insurance companies. These services are generally recurring and, due to the Company's expertise and the value-added nature of its services, have been able to operate at relatively higher operating margins. General agency operations are focused on the primary distribution of insurance to property and casualty insurance companies, largely through independent insurance agents. Due to the competitive nature of the general agency business, the Company's profit margins for these services are relatively lower. Additionally, domestic operations include the operations of the holding company.

         The Company provides intermediary services to a diverse group of insurance, reinsurance and related businesses located throughout the United States. During 1997, no domestic client accounted for more than 10% of consolidated revenues earned by the Company and the Company's ten largest domestic clients accounted for 25% of consolidated revenues earned by the Company.


INTERMEDIARY SERVICES

         As a reinsurance intermediary, the Company structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Reinsurance is a form of insurance in which a reinsurance company indemnifies a primary insurance company against all or a portion of the risk assumed by the ceding company under an insurance policy.

         The Company places reinsurance with approximately 500 reinsurers located throughout the world. During 1997, the Company's domestic operations placed $3.2 billion of reinsurance premiums, 82% of which went to reinsurers located in the United States and the remainder to international reinsurance markets, primarily Bermuda and London. In 1997, no single reinsurer used by domestic operations accounted for more than 10% of consolidated revenues earned by the Company and the top ten reinsurers used by domestic operations accounted for 21% of consolidated revenues.

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

         Reinsurance brokerage rates, which vary by line of business, are generally standard throughout the industry. Brokerage rates are typically based upon a percentage of the reinsurance premium placed. In recent years, price competition among reinsurance intermediaries has increased and there have been instances of fee-based compensation arrangements between certain large insurers and intermediaries such as the Company. As a result, the compensation received by the Company relative to premium volume has in certain instances decreased in recent years. The introduction of fee-based compensation arrangements may have the effect of reducing the variability of the reinsurance intermediary's compensation due to changes in external market factors such as changes in the price of reinsurance.

         The Company's reinsurance intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. Among the Company's competitors are Aon Risk Services, Guy Carpenter and Co., Inc., Employers Re, General Re and Munich Re. There is also competition within the reinsurance market for experienced and productive reinsurance professionals that are essential in delivering the Company's services. The inability of the Company to recruit and retain such reinsurance professionals could have a material adverse effect upon its business.

         Fiduciary funds and amounts of reinsurance premiums payable by the ceding company to the reinsurer and loss payments payable by the reinsurer to the ceding company pursuant to a reinsurance agreement, which amounts represent receivables of the intermediary, are known as "fiduciary assets". Consistent with industry practice, interest on the fiduciary funds accrues to the reinsurance intermediary. Fiduciary funds are maintained in segregated accounts for the benefit of ceding companies or reinsurers are not commingled with other assets of a reinsurance intermediary and are not subject to the claims of the intermediary's creditors. At December 31, 1997, the Company had domestic fiduciary assets and liabilities of $580.4 million. Fiduciary assets at December 31, 1997 included $85.7 million of fiduciary funds. In recent years, although the volume of fiduciary funds processed through the Company's domestic fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish.

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

RISK MANAGEMENT CONSULTING AND ADMINISTRATION SERVICES

         The Company seeks to provide risk management consulting and administration services to insurance and reinsurance companies, government entities, underwriting facilities and other interested parties. Such services are generally provided as part of the Company's core reinsurance intermediary services, as well as directly to third parties. Services include product development, facility administration, strategic reinsurance program reviews, actuarial services, catastrophe exposure management and analysis, run-off management and insurance policy issuing services. The Company earns fees for providing these services directly to third parties.

         The Company also seeks to provide financial consulting services and tailored reinsurance and capital markets products designed to assist its clients in capital preservation and risk management. These services may include risk evaluation, strategy formation and strategy implementation.

         The Company competes with a number of competitors in its risk management consulting and administration services business, including primary insurance brokers, reinsurance intermediaries, management consultants, accounting firms, and financial services firms. Some of these competitors may have or be affiliated with entities that have greater financial and other resources than the Company. The Company competes with these entities on the basis of the quality, price, innovation, and range of products and services.

OTHER SERVICES

         The Company provides program policy and distribution and general agency services. In its program and policy distribution business, the Company also distributes insurance products for insurance companies on a direct marketing basis and provides alternative distribution services for the redirection and placement of targeted insurance exposures. Through its general agency operations, the Company earns commissions and fees from the distribution of insurance products on a wholesale basis. The Company distributes personal and commercial property and casualty coverages, specializing in program and surplus lines business. These products are distributed to a network of retail insurance agent clients located throughout the United States, primarily in the State of Texas.

         These other services accounted for less than 10% of the Company's consolidated revenues in 1997.

FOREIGN OPERATIONS

         The Company's foreign operations include Swire Blanch, an international insurance and reinsurance broker headquartered in London. Swire Blanch includes a registered Lloyd's of London insurance and reinsurance broking operation and international reinsurance intermediary operations. The Company also provides financial services through the sale of pension plan products for insurance companies. Insurance brokerage services include the retail operations located in northern England and Hong Kong. Approximately 75% of Swire Blanch's revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. The Company's foreign operations currently do not benefit from the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors, including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the insurance brokerage business, and the amortization of goodwill associated with the purchase of Swire Fraser. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

         The Company's foreign operations provide intermediary services to a diverse client base, including original insureds and insurance companies located throughout the world. During 1997, no foreign client accounted for more than 10% of consolidated revenues earned by the Company and the Company's ten international largest clients accounted for 7% of consolidated revenues earned by the Company.

INTERMEDIARY SERVICES

         During 1997, the Company's foreign operations placed $246.4 million of insurance and reinsurance premiums. In 1997, no single insurer or reinsurer used by foreign operations accounted for more than 10% of consolidated revenue earned by the Company during 1997 and the top ten insurance or reinsurance markets used by foreign operations accounted for 1.7% of consolidated revenue.

         Like the Company's domestic operations, the Company's international intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. The Company has similar types of competitive issues internationally and domestically. The Company's primary foreign competitors are other Lloyd's brokers, in addition to the Company's domestic competitors or affiliates of those companies. The Company also competes for experienced professionals to deliver the Company's services internationally and could be adversely effected if the Company is unable to recruit and retain such employees.

         The Company's foreign operations brokerage rates are similar to those for domestic operations.

         The Company's foreign operations also have fiduciary assets, similar to its domestic operations, and earns investment income on the funds it holds for insurance and reinsurance companies. At December 31, 1997, the Company had foreign fiduciary assets and liabilities of $200.0 million. Fiduciary assets at December 31, 1997 included $31.5 million of fiduciary funds.

         The Company's foreign intermediary business is subject to varying amounts of government regulation in each of the countries where it has operations. The Company currently is licensed or is in the process of becoming licensed in all countries where it is required to be licensed as a insurance or reinsurance intermediary. Government regulation of the Company's business has not been a significant commercial barrier.

FINANCIAL PENSION AND CONSULTANCY SERVICES

         Through Swire Blanch, the Company provides independent advice on various aspects of the financial services industry, including the design, administration and financial control of employee benefits packages, personal financial planning and pension fund administration. These services are provided, outside of the United States, to individuals, professional intermediaries, owner-managed businesses and corporations of all sizes. The Company plans to continue to develop these services.

         The Company competes with other financial service and insurance companies in providing these services. Some of these competitors may have, or be affiliated with, entities that have greater financial and other resources than the Company. The Company competes with these entities on the basis of the quality, price, innovation, and range of products and services.

EMPLOYEES

         As of December 31, 1997, the Company had 1,130 employees. The table below reflects the number of Company employees by industry segment at December 31 of the respective year:

                                    1997                   1996
                              ----------------       ----------------
Domestic operations                   761                   648
Foreign operations                    369                     -
                              ----------------       ----------------
     Total                          1,130                   648
                              ================       ================

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

COMPETITION

         The reinsurance intermediary business, the Company's primary source of revenue, is highly competitive. The Company competes with a number of reinsurance intermediaries in the broker reinsurance market. The consolidation of reinsurance intermediary competitors through mergers and acquisitions, has continued in 1997 with the result that certain of the Company's principal competitors have increased substantially in size and potential resources, which may make them more formidable competitors. Results of the Company's operations may also be affected by competition for reinsurance business between broker reinsurers and direct reinsurance writers. Broker reinsurers compete with direct writers based primarily upon the price of reinsurance, reinsurance capacity, contract terms and conditions, quality and extent of services offered, financial strength, reputation and experience. The Company competes with other reinsurance intermediaries and direct writers on the basis of the quality and extent of services offered to ceding companies and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. Finally, in certain situations, the Company finds itself in competition for reinsurance business with other financial institutions which offer alternative products which attempt to securitize or finance insurance exposures using various capital market products.

         The Company also faces substantial competition in its efforts to generate revenues by offering unbundled risk management consulting, financial consulting and administration services to its clients and prospects.

         In addition, the Company competes with other entities with respect to the employment of personnel, including reinsurance brokers. The Company's competitors include entities which have, or are affiliated with entities that have, greater financial and other resources than the Company.

DEPENDENCE ON KEY PERSONNEL

         The Company's business depends, and will continue to depend, on the services of its executive officers, senior reinsurance brokers, senior consultants and other key employees. Such persons may from time to time leave the Company due to, among other things, retirement, health, personal and professional reasons. The Company has entered into employment agreements with most of its executive officers and senior reinsurance brokers. The employment agreements contain provisions under which the employees have agreed not to compete with the Company for specified periods of time following termination of employment. There can be no assurance that the Company will be able to retain its existing personnel or to find and attract additional qualified employees.

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

         The insurance brokerage industry in general is experiencing a period of low growth due to competitive pricing of underlying insurance and reinsurance premiums, and competitive pressures on brokerage and commission rates. Although the Company seeks to achieve growth in this market through its business strategies, there can be no assurance that these strategies will be successful to achieve growth in a difficult market environment.

GOVERNMENT REGULATION

         Certain countries and states in which the Company operates require the licensing of certain components of the Company's operations. Reinsurance intermediary licensing statutes generally require, among other things, a written contract between the ceding company and the reinsurance intermediary which is terminable at will by the ceding company. The Company's general agency operations also require licensing as a managing general agent in the states in which it does business.

         Insurance regulation, including the regulation of intermediaries, has been subject to increased scrutiny by the National Association of Insurance Commissioners (the "NAIC") and legislative and regulatory bodies. The NAIC and state insurance regulators have been reexamining existing laws and regulations, with an emphasis on insurance company investment and solvency issues. From time to time members of Congress have raised the possibility of federal regulation that could result in the federal government assuming some role in the monitoring of the insurance industry. No assurance can be given as to future legislative or regulatory changes or as to their effect upon the Company.

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

         These specific engagements and opportunities give rise to certain risks and uncertainties. For example, alternative distribution opportunities are subject to significant negotiations among the Company, the primary insurance company transferring the insurance risks at issue, the alternative insurance companies assuming those risks, and the reinsurance marketplace providing the capacity to support the risk transfer. These alternative distribution transactions also generally require approval of terms and rates by relevant state insurance departments. As a result, there can be no assurance these transactions will be consummated, and the timing of the transactions is difficult to predict, which can reduce or delay the revenues the Company expects to receive.

         These specific engagements also can result in increased fluctuations in the Company's earnings. While the revenues in the Company's core reinsurance and insurance intermediary lines of business also are subject to fluctuation, as described above, the revenues from these core lines of business do tend to recur each year, as the reinsurance or insurance contracts are renewed by the Company's customers. For certain of these specific engagements and new opportunities, however, the potential revenues may not recur each year.

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

INTERNATIONAL OPERATIONS

         Through Swire Blanch, the Company is significantly increasing its reinsurance intermediary and wholesale brokerage activities outside of its traditional territory in the United States. The Company, through this 70% subsidiary, has offices in the United Kingdom, Copenhagen, Hong Kong, Singapore, Australia, and Mexico, with additional international offices likely in the future. The Company has representative offices in Vietnam and China. With these international operations come increased risks, including the potential that the Company will not successfully integrate its international operations with its domestic operations, currency exchange risks, legal and regulatory constraints and liabilities in jurisdictions where the Company does not have significant experience, and political risks, especially in third-world countries.

FOREIGN CURRENCY

         The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the applicable local currency. Therefore, fluctuations in foreign currency rates can have an impact on the Company's results of operations. Although many Pacific Rim financial markets have recently experienced some unusual changes in value, the Company does not anticipate a significant impact to its business in that area of the world, but the risk of an adverse impact is inherent in doing business in that part of the world.

HEADQUARTERS CONSOLIDATION

         Starting in April of 1998, the Company is consolidating its headquarters in Dallas, Texas. This will result in the move of some key employees to Dallas, Texas from other parts of the country, and the replacement of some employees with new hires in Dallas. This move could result in added expenses and some disruption in activities during the near term. While the Company does not anticipate that the added expenses will be material or the disruption significant, there is risk in any move or consolidation of corporate headquarters that is difficult to quantify or project.

YEAR 2000 COMPLIANCE

         The Company has performed an assessment of its Year 2000 compliance and is in the process of implementing steps to ensure Year 2000 compliance. The Company expects to complete the Year 2000 compliance process for its current software by December 31, 1998. Any investment in new software made by the Company includes the requirements associated with Year 2000 compliance. The additional investment to ensure all current software is Year 2000 compliant is not expected to be material. The Company faces the risk that the Company and its subsidiaries fail to achieve Year 2000 compliance or may incur material expense in connection with such compliance. The Company could also be adversely affected by the Year 2000 issue if clients or vendors not affiliated with the Company do not adequately address their own Year 2000 compliance issues.

Item 2.

PROPERTIES

         The Company's physical properties consist primarily of leases of commercial office space. At December 31, 1997, the Company leased 497,000 square feet of office space, including 330,000 square feet at its four primary locations, Dallas, London, Minneapolis, and San Antonio. The Company considers its properties to be adequate for its present and reasonably foreseeable requirements.


Item 3.

LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, will, in the opinion of management, have a material adverse effect on the consolidated financial position of the Company or the results of its operations.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the Company's fourth quarter.


Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 24, 1998)

DATES NEED TO BE ADDED HERE

                                DATES
                                ELECTED TO
NAME AND AGE                    OFFICE           PRESENT POSITION AND BUSINESS EXPERIENCE
------------                    ------           ----------------------------------------
Edgar W. Blanch, Jr.    (61)    3/03/93          Chairman and Chief Executive Officer

                                Prior to         General Partner of E. W. Blanch Limited Partnership

                                3/03/93


Chris L. Walker         (40)    10/27/94         President and Chief Operating Officer

                                3/03/93-         Executive Vice President

                                10/27/94

                                Prior to         General Partner of E. W. Blanch Limited Partnership

                                3/03/93


Frank S. Wilkinson, Jr. (58)    3/03/93          Executive Vice President

                                Prior to         General Partner of E. W. Blanch Limited Partnership

                                3/03/93


Ian D. Packer           (32)    7/01/96          Executive Vice President and Chief Financial Officer

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


David L. Samuel         (34)    1/22/98          Senior Vice President and Chief Accounting Officer

                                11/04/94-        Group Finance Director - Swire Fraser
                                1/22/98                Group/Swire Blanch Group

                                Prior to         Group Financial Controller - Swire Fraser
                                11/04/94               Group


James E. Erickson       (47)    2/03/97          Senior Vice President and Chief Information Officer

                                1995-1997        Senior Vice President - GCC Networks (Developer of
                                                        software)

                                1992-1995        Vice President - Nordictrak (Manufacturer of exercise
                                                        equipment)


Daniel P. O'Keefe       (45)    4/01/96          Senior Vice President, General Counsel and Corporate Secretary

                                Prior to         Partner - Dorsey & Whitney LLP (law firm)

                                4/01/96


Arthur C. Schmalbach    (50)    10/16/94         Senior Vice President






                                3/03/93-         Vice President
                                10/16/94

                                Prior to         Vice President - E. W. Blanch Limited Partnership
                                3/03/93


PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDER MATTERS.

         The information required by Item 5 is incorporated herein by reference to the section entitled "Stocklisting and Trading Information" on the Inside Back Cover of the Company's 1997 Annual Report to Shareholders.


Item 6.

SELECTED FINANCIAL DATA

         The information on page 20 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information on pages 21 through 26 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 28 through 39 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by Item 10 with regard to Directors is incorporated herein by reference to the section entitled "Election of Directors" on page 2 in the Company's proxy statement for its Annual Meeting of Shareholders in 1998. The information required by Item 10 with regard to executive officers is set forth in Item 4A hereof. The information required by
Item 10 with regard to Section 16 reporting is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Requirements" on page 5 of the Company's proxy statement for its Annual Meeting of Shareholders in 1998.


Item 11.

EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Directors Compensation" and "Executive Compensation" on pages 7 and 8 respectively, in the Company's proxy statement for its Annual Meeting of Shareholders in 1998.


Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" on page 5 in the Company's proxy statement for its Annual Meeting of Shareholders in 1998.


Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" on page 14 in the Company's proxy statement for its Annual Meeting of Shareholders in 1998.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of E. W. Blanch Holdings, Inc. included in the 1997 Annual Report to Shareholders are incorporated by reference into this Report by Item 8 hereof:

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995
         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995
         Notes to Consolidated Financial Statements

(a)(2)   All schedules to the consolidated financial statements listed in
         Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 19 hereof.

         Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K

         The registrant filed no Current Reports on Form 8-K during the quarter ended December 31, 1997.

(c)      Exhibits

         Included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         Included in Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E. W. Blanch Holdings, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.


         E. W. BLANCH HOLDINGS, INC.
               (Registrant)


         By:   /s/ Edgar W. Blanch, Jr.
             --------------------------------------------
             Edgar W. Blanch, Jr., Chairman of the Board,
             Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of E. W. Blanch Holdings, Inc. and in the capacities indicated on March 25, 1998.

            Signature                                  Title
            ---------                                  -----

       /s/ Edgar W. Blanch, Jr.       Chairman of the Board, Chief Executive
-----------------------------------   Officer and Director
Edgar W. Blanch, Jr.


       /s/ Ian D. Packer              Executive Vice President and Chief
-----------------------------------   Financial Officer
Ian D. Packer

       /s/ David L. Samuel            Senior Vice President and Chief Accounting
-----------------------------------   Officer
David L. Samuel


         Edgar W. Blanch, Jr., pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on March 25, 1998 as attorney-in-fact for the following directors of the Registrant:

         James N. Land, Jr.           William B. Madden
         Steven G. Rothmeier          Joseph D. Sargent
         Paul B. Ingrey               Chris L. Walker
         Frank S. Wilkinson, Jr.

                                   /s/ Edgar W. Blanch, Jr.
                              -------------------------------------
                                       Edgar W. Blanch, Jr.
                                       Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

3.1            Restated Certificate of Incorporation of the Company (5)

3.2            By-Laws of the Company (2)

4.1            Specimen Common Stock Certificate (2)

4.2 Rights Agreement, dated as of January 24, 1997, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent
               (3)

10.1*          Non-Employee Directors Stock Plan (2)

10.2*          Directors' Stock Option Plan (1)

10.3*          1993 Stock Incentive Plan, as amended (2)

10.4*          1997 Stock Incentive Plan (1)

10.5*          Executive Restricted Stock Incentive Plan (1)

10.6*          1997 Management Incentive Plan (1)

10.7*          Employment Agreement between the Company and Edgar W. Blanch, Jr.
               (4)

10.8*          Employment Agreement between the Company and Frank S. Wilkinson,
               Jr. (2)

10.9*          Employment Agreement between the Company and Chris L. Walker (2)

10.10*         Employment Agreement between the Company and Daniel P. O'Keefe
               (1)

10.11* Agreement of Limited Partnership of Conning Insurance Capital Limited Partnership III (5)

10.12* Stock Purchase Agreement, dated as of February 10, 1997, between the Registrant and Edgar W. Blanch, Jr. (5)

10.13*         Specimen Severance Agreement (7)

10.14*         Schedule of Executives Receiving Severance Agreements (7)

11             Computation of Earnings Per Share (8)

13 Portions of the 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K (1)

21             Subsidiaries of the Company (1)

23             Consent of Ernst & Young LLP (1)

24             Powers of Attorney (1)

27.1           Financial Data Schedule for the year ended December 31, 1997 (1)

27.2 Restated Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 (1)

27.3 Restated Financial Data Schedule for the quarters ended March 31, 1996, June 30, 1996, September 30, 1996 and the twelve months ended December 31, 1996 (1)

-------------------------------------
(1)      Filed with this Annual Report on Form 10-K

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-59198.

(3) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated January 24, 1997.

(4) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(5) Filed with the Company and Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(6) Filed with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1994.

(7) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(8)      The information required by Exhibit 11 is incorporated by reference to
         Note 8 to the Company's Consolidated Financial Statements for the year ended December 31, 1997 included in Exhibit 13 with this Annual Report on Form 10-K.
         * Management contract and compensatory plan or arrangement required to be filed pursuant to Item 601 (b)

(10)(iii)(A) of Regulation S-K.