Form 10-K/A
period 1997-12-31
BLANCH E W HOLDINGS INC
filed 1998-05-04
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-K/A

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|X|          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
             OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|_|          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

         DOCUMENTS INCORPORATED BY REFERENCE.
1. Portions of Registrant's 1997 Annual Report to Shareholders are incorporated into Parts I, II and IV.
2. Portions of Registrant's Proxy Statement dated March 20, 1998 are incorporated into Part III.
--------------------------------------------------------------------------------

PART II


Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information contained in Exhibit 13.1, pages 13 through 32, is incorporated herein by reference to this Form 10-K/A.

         Exhibit 13.1 reflects the following changes from Exhibit 13 previously filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In the registrant's Consolidated Balance Sheets for the year ended December 31, 1997 on page 15:

  Accounts payable should be $14,420
  Notes payable to banks should be $1,379

These numbers were inadvertently transposed in Exhibit 13 to the previously filed Form 10-K. All other information contained in Exhibit 13.1 is unchanged from Exhibit 13 to the previously filed Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E. W. Blanch Holdings, Inc. has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 1998.


                                E. W. BLANCH HOLDINGS, INC.
                                       (Registrant)


                                By:   /s/ Edgar W. Blanch, Jr.
                                    -------------------------------------------
                                    Edgar W. Blanch, Jr., Chairman of the Board,
                                    Chief Executive Officer and Director

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------

13.1 Portions of the 1997 Annual Report to Shareholders, as corrected, incorporated by reference in this Form 10-K/A (1)

23.1     Consent of Ernst & Young LLP (1)

---------------------------
(1)      Filed with this Annual Report on Form 10-K/A