Form 10-Q
period 1998-03-31
BLANCH E W HOLDINGS INC
filed 1998-05-15
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.


                         Commission File Number: 1-11794

                           E. W. Blanch Holdings, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             41-1741779
-------------------------------                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

500 North Akard, Suite 4500, Dallas, Texas                        75201
--------------------------------------------                      -----
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (214) 756-7000

               3500 West 80th Street, Minneapolis, Minnesota 55431
               ---------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__  NO ____

The number of shares of the Registrant's common stock outstanding as of April 30, 1998 was 12,776,852.

Part 1. Financial Information
Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                  THREE MONTHS
                                                      ENDED
                                                    MARCH 31,
                                               1998          1997
                                             -----------------------
Revenues:
   Brokerage commissions and fees            $  44,805     $  35,244
   Investment income                             2,147         1,785
                                             -----------------------
Total revenues                                  46,952        37,029

Expenses:
   Salaries and benefits                        21,572        16,478
   Travel and marketing                          3,135         2,699
   General and administrative                    8,659         6,577
   Amortization of goodwill                        694           590
   Interest and other expense                      374           276
                                             -----------------------
Total expenses                                  34,434        26,620
                                             -----------------------

Income before taxes                             12,518        10,409

Income taxes                                     4,808         4,006
                                             -----------------------
Net income before minority interest              7,710         6,403

Minority interest, net of tax                      180           (41)
                                             -----------------------
Net income                                   $   7,530     $   6,444
                                             =======================

Net income per share                         $     .60     $     .50
Net income per share - assuming dilution     $     .57     $     .50
                                             =======================

Cash dividends declared per share            $    0.10     $    0.10
                                             =======================


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                 MARCH 31,   DECEMBER 31,
                                                   1998         1997
                                                ------------------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                    $   6,386     $  11,608
   Due from fiduciary accounts                     25,878        30,874
   Prepaid insurance                                1,042         1,471
   Other current assets                             8,796         7,428
                                                -----------------------
Total current assets                               42,102        51,381

Long-term investments, available for sale          26,539        14,939
Property and equipment, net                        27,765        26,309
Goodwill, net                                      31,577        34,916
Other assets                                       15,382        11,772
Fiduciary accounts--assets                        776,813       780,450
                                                -----------------------
Total assets                                    $ 920,178     $ 919,767
                                                =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                         $   4,225     $   6,628
   Notes payable to banks                           6,600         1,379
   Accounts payable                                11,043        14,420
   Current portion of long-term liabilities         1,535         2,586
   Other current liabilities                       11,647        12,020
                                                -----------------------
Total current liabilities                          35,050        37,033

Long-term debt, less current portion               11,254        13,675
Other liabilities, less current portion            10,328        10,536
Fiduciary accounts--liabilities                   776,813       780,450
                                                -----------------------
Total liabilities                                 833,445       841,694

Minority interest                                   2,421         1,621

SHAREHOLDERS' EQUITY                               84,312        76,452
                                                -----------------------
Total liabilities and shareholders' equity      $ 920,178     $ 919,767
                                                =======================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                THREE MONTHS ENDED MARCH 31,
                                                                    1998          1997
                                                                 ------------------------
OPERATING ACTIVITIES
Net income                                                       $   7,530      $   6,444
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization                                  2,549          1,806
      Changes in operating assets and liabilities:
           Due from fiduciary accounts                               4,984         (2,931)
           Other current assets                                     (1,738)        (3,803)
           Accrued compensation                                     (2,403)        (2,453)
           Accounts payable and other current liabilities           (3,870)         8,659
      Other, net                                                      (801)          (192)
                                                                 ------------------------
Net cash provided by operating activities                            6,251          7,530
                                                                 ------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                 (3,047)        (2,029)
Purchases of investments                                           (15,505)          --
Excess of cash acquired from purchase of subsidiary                   --              480
Proceeds from the sale of a subsidiary                                --           15,092
Proceeds from sales of investments                                   4,263            427
Other investing activities, net                                       --              (13)
                                                                 ------------------------
Net cash provided by (used in) investing activities                (14,289)        13,957
                                                                 ------------------------

FINANCING ACTIVITIES
Purchase of treasury shares                                           --          (14,550)
Proceeds from the issuance of treasury shares to
    employee benefits plans                                          1,460          1,065
Dividends paid                                                      (1,262)        (1,326)
Borrowings (repayments) on lines of credit, net                      5,400         (1,340)
Payments on long-term debt                                          (2,860)          (347)
Other financing activities, net                                         78            196
                                                                 ------------------------
Net cash provided by (used in) financing activities                  2,816        (16,302)
                                                                 ------------------------

Net increase (decrease) in cash and cash equivalents                (5,222)         5,185
Cash and cash equivalents at beginning of period                    11,608          1,069
                                                                 ------------------------
Cash and cash equivalents at end of period                       $   6,386      $   6,254
                                                                 ========================


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1998


1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended December 31, 1997.

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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at March 31, 1998 is a $216,000 loss.

3. NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total other comprehensive income amounted to $132,000 and $18,000.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and defines financial and descriptive information about a Company's operating segments that is to be disclosed in financial statements. The Company is developing allocation methods to assess performance on a business segment basis. Once completed, additional disclosures will be provided in accordance with this Statement. The Company will adopt SFAS No. 131 for the year ended December 31, 1998.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the three months ended March 31 (in thousands):

                                               1998        1997
                                             --------------------
Weighted average shares - basic               12,614      12,914

Effect of dilutive securities:
   Employee stock options                        701          87
                                             --------------------
Weighted average shares - assuming dilution   13,315      13,001
                                             ====================

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


FORWARD LOOKING STATEMENTS
Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. In addition to the risk factors discussed, among the other factors that could cause actual results to differ materially are the following: market dynamics, interest rate changes, regulatory changes, competition, and the failure of the Company and its subsidiaries or significant third parties to achieve Year 2000 compliance or material expense in connection with such compliance. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

GENERAL
The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services.

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

Quarter Ended March 31, 1998

                                                 Income
                                Revenues      before taxes
                               ----------     -----------
Domestic operations             $36,492         $11,039
Foreign operations               10,460           1,479
                               ----------     -----------
                                $46,952         $12,518
                               ==========     ===========

Quarter Ended March 31, 1997

                                                 Income
                                Revenues      before taxes
                               ----------     -----------
Domestic operations             $31,131         $10,132
Foreign operations                5,898             277
                               ----------     -----------
                                $37,029         $10,409
                               ==========     ===========

Domestic operations include reinsurance intermediary services, risk management consulting and administration services, program distribution services, policy distribution capabilities, and the general agency operations. All of these services, except general agency operations are focused on providing solutions for the management and distribution of risk to a client base which is primarily comprised of property and casualty insurance companies. These services are generally recurring and, due to the Company's expertise and the value-added nature of its services, have been able to operate at relatively higher operating margins. The general agency operations are focused on the primary distribution of insurance for property and casualty insurance companies, largely through independent insurance agents. Due to the competitive nature of the general agency business, the Company's profit margins for these services are relatively lower.

Foreign operations include Swire Blanch, the Company's international insurance and reinsurance broker headquartered in London. Swire Blanch includes a Lloyd's insurance and reinsurance brokering operation and international reinsurance intermediary operations. Swire Blanch also provides financial services through the sale of pension plans for insurance companies. Insurance brokerage services include the retail operations located in northern England, and Hong Kong. Approximately 75% of foreign revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. Although certain Pacific Rim financial markets continue to experience some economic volatility, the Company does not anticipate a significant impact to its business in that area of the world. The Company's foreign operations currently do not enjoy the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors, including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the Swire Renshaw primary insurance distribution business, and the capitalization and acquisition costs associated with the purchase. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Foreign operations for the quarter ended March 31, 1998 include three months of activity as compared to two months of activity for the quarter ended March 31, 1997. This comparison is the result of the acquisition of Swire Blanch in February 1997.

BROKERAGE COMMISSIONS AND FEES

The following are the components of Brokerage commissions and fees for the quarter ended March 31 (in thousands):

                                                  1998             1997
                                               ----------      ----------
   DOMESTIC OPERATIONS
     Reinsurance brokerage                       $29,241         $23,851
     Risk management fees                          1,800           1,904
     Program and policy distribution fees          1,406           1,011
     General agency commissions                    2,513           2,927
                                               ----------      ----------
                                                  34,960          29,693
   FOREIGN OPERATIONS
     Reinsurance brokerage                         2,883           1,502
     Specialty lines                               2,938           1,542
     Financial services fees                       1,652           1,466
     Insurance brokerage                           2,372           1,041
                                               ----------      ----------
                                                   9,845           5,551

                                                 $44,805         $35,244
                                               ==========      ==========

Domestic reinsurance brokerage increased $5.4 million, or 22.6%, from the prior year primarily as a result of continued growth in existing accounts and new production. Risk management fees includes the consulting and administration services from Paragon and fees from the licensing and maintenance of the UniSURe software. These fees were $1.8 million for the quarter ended March 31, 1998 compared to $1.9 million the prior year, a decrease of $0.1 million, or 5.3%. Program and policy distribution fees increased $0.4 million, or 39.1%, to $1.4 million for the quarter. This increase is primarily the result of new production. General agency commissions decreased $0.4 million, or 14.1%, to $2.5 million for the quarter ended March 31, 1998 compared to $2.9 million the prior year. This is primarily the result of decreasing profit margins on premium volumes in 1998 compared to 1997.

International reinsurance intermediary services, which include those in London and other international offices, were $2.9 million compared to $1.5 million in the prior year. Specialty lines, which includes the specialty insurance distribution services based in London were $2.9 million compared to $1.5 million in the prior year. Financial services fees, generated from the sale of various pension plan products for insurance companies, were $1.7 million compared to $2.4 million in the prior year. Insurance brokerage generated $1.5 million compared to $1.0 million in the prior year. Foreign operations for the quarter ended March 31, 1998 include three months of activity as compared to two months of activity for the quarter ended March 31, 1997. This comparison is the result of the acquisition of Swire Blanch in February 1997.

INVESTMENT INCOME

                                                  1998           1997
                                               ---------      ---------
   DOMESTIC OPERATIONS
     Fiduciary investment income                 $1,328         $1,061
     Corporate investment income                    204            190
     Premium finance interest and fees                -            187
                                               ---------      ---------
                                                  1,532          1,438
   FOREIGN OPERATIONS
     Fiduciary investment income                    466            242
     Corporate investment income                    149            105
                                               ---------      ---------
                                                    615            347

                                                 $2,147         $1,785
                                               =========      =========


Investment income was $2.1 million for the quarter ended March 31, 1998 compared to $1.8 million the prior year, an increase of $0.3 million or 20.2%. The primary sources of investment income are from fiduciary funds and corporate capital. Domestic investment income, for the quarter ended March 31, 1997, includes $0.2 million of premium finance interest and fees from the Company's premium finance business which was sold in February 1997.

Fiduciary investment income from domestic operations was $1.3 million for the quarter ended March 31, 1998 compared to $1.1 million the prior year, an increase of $0.2 million or 25.2%. The average balance of domestic funds for the quarter was $106.3 million (compared to $85.9 million for the prior year), at an average yield of 5.04% (compared to 5.01% the prior year). Foreign operations also earned $0.5 million of fiduciary investment income for the quarter ended March 31, 1998 compared to $0.2 million for the two months ended March 31, 1997.

EXPENSES

Domestic operating expenses increased $4.4 million to $25.4 million, or 21.2%, for the quarter ended March 31, 1998 compared to $20.0 million the prior year. The increase is primarily as a result of an increase in employees as of March 31, 1998 compared to the prior year and normal salary progressions. The increase in employees is due to increased business levels and businesses acquired or started in 1998. Domestic operations also experienced increases in travel and marketing, general and administrative expenses, and interest and other expenses due to increased business levels.

Operating expenses for the three months of international operations in the quarter ended March 31, 1998 were $9.0 million, compared to $5.6 million for the two months ended March 31, 1997.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 30.2% for domestic operations for the quarter ended March 31, 1998, compared to 32.5% for the same period in the prior year. Gross profit margins, calculated as income before corporate services expenses and before taxes, was a loss of 4.6% for the general agency operations for the quarter ended March 31, 1998, compared to a profit of 4.0% for the same period in the prior year, as a result of lower premium volume. The Company's remaining risk management and distributions services earned a gross profit margin of 53.3% for the quarter ended March 31, 1998, compared to a gross profit margin of 51.4% for the same period in the prior year, as a result of higher revenues.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 14.1% for foreign operations for the quarter ended March 31, 1998, compared to 4.7% for the two months ended March 31, 1997. Gross profit margins, calculated as income before corporate services expenses and before taxes, for the quarter ended March 31, 1998 was a profit of 13.8% compared to a loss of 11.2% the prior year, for the insurance brokerage operations and a profit of 14.2% compared to a profit of 11.3% the prior year, for the remaining reinsurance and specialty risk management and distribution services.

INCOME TAXES
The Company's combined federal and state effective tax rate for domestic operations continues to be 39%. The effective tax rate provided for the Company's foreign operations is expected to be 32% for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's sources of funds consist primarily of brokerage commissions and fees and investment income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $6.4 million at March 31, 1998.

The Company generated $6.3 million of cash from operations during the first three months of 1998 compared with $7.5 million for the same period in 1997. The decrease in operating cash flow in 1998 is primarily due to the timing of cash distributions from the fiduciary accounts to the Company and offset by changes in certain operating assets and liabilities.

Cash flows used in investing activities was $14.3 million for the quarter ended March 31, 1998. The primary uses of cash for financing activities were $15.5 million in purchases of investments and $3.0 million in purchases of property and equipment. The Company received $4.3 million in proceeds from the sale of investments. Cash flow from investing activities was $14.0 million for the quarter ended March 31, 1997. During the quarter, the Company received net proceeds of $15.1 million from the sale of its premium finance operations. Consideration for the Swire Blanch transaction was $2.9 million in cash and the assumption of (pound)6.2 million of debt (approximately $10.2 million at the acquisition date). Swire Blanch's cash at the purchase date was $3.4 million, thus providing $0.5 million of net cash from the acquisition. The Company also used $2.0 million of cash for the purchase of property and equipment, primarily computerized systems.

Cash flow from financing activities was $2.8 million for the quarter ended March 31, 1998. The Company had net borrowings from its line of credit of $5.4 million. The primary uses of cash for financing activities were $1.3 million of dividends paid to shareholders and $2.9 million for payments on long-term debt. In the prior year, net cash used in financing activities was $16.3 million, consisting primarily of $14.6 million for the purchase of treasury stock. $1.3 million of dividends paid to shareholders and $1.3 million for the net repayment of lines of credit. The Company issued $1.5 million and $1.1 million of treasury stock to fund employee benefit plans in the quarter ended March 31, 1998 and 1997, respectively.

The Company's long-term investment portfolio at March 31, 1998 was $26.5 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at March 31, 1998 was $0.8 million above cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

On January 22, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 2, 1998 to shareholders of record as of February 9, 1998. On April 23, 1998 the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable June 1, 1998 to shareholders of record as of May 4, 1998

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

E. W. BLANCH HOLDINGS, INC.


Part II. Other Information

Items 1 through 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             Exhibit 27  Financial Data Schedule

         (b) The registrant did not file a current report on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           E. W. BLANCH HOLDINGS, INC.


Dated:  May 15, 1998                       /s/ Ian D. Packer
                                           -----------------------------
                                           Ian D. Packer
                                           Executive Vice President
                                           and Chief Financial Officer