Form 10-Q
period 1998-06-30
BLANCH E W HOLDINGS INC
filed 1998-08-14
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________


                         Commission File Number: 1-11794

                           E. W. Blanch Holdings, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      41-1741779
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

500 North Akard, Suite 4500, Dallas, Texas                  75201
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (214) 756-7000

                                      NONE
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The number of shares of the Registrant's common stock outstanding as of July 31, 1998 was 12,734,711.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30                          JUNE 30
                                            ---------------------------      --------------------------
                                                1998            1997             1998           1997
                                            ---------------------------      --------------------------
Revenues:
   Operations                               $   45,284       $   37,842      $   90,089      $   73,086
   Interest income                               2,083            2,222           4,230           4,007
                                          -------------------------------  ------------------------------
Total revenues                                  47,367           40,064          94,319          77,093

Expenses:
   Salaries and benefits                        23,417           19,430          44,989          35,908
   Travel and marketing                          4,305            3,746           7,440           6,445
   General and administrative                    8,778            7,589          17,437          14,166
   Amortization of goodwill                        694              688           1,388           1,278
   Interest and other expense                      469              321             843             597
                                          -------------------------------  ------------------------------
Total expenses                                  37,663           31,774          72,097          58,394
                                          -------------------------------  ------------------------------

Income before taxes                              9,704            8,290          22,222          18,699

Income taxes                                     3,699            3,340           8,507           7,346
                                          -------------------------------  ------------------------------
Net income before minority interest              6,005       $    4,950          13,715      $   11,353

Minority interest, net of tax                     (127)             130              53              89
                                          -------------------------------  ------------------------------
Net income                                  $    6,132       $    4,820      $   13,662      $   11,264
                                          ===============================  ==============================

Net income per share                        $     0.48       $     0.38      $     1.08      $     0.88
Net income per share-assuming dilution      $     0.46       $     0.38      $     1.03      $     0.87
                                          ===============================  ==============================

Cash dividends declared per share           $     0.12       $     0.10      $     0.22      $     0.20


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998           1997
                                                           ---------------------------------
                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $    5,577      $   11,608
   Due from fiduciary accounts                                     20,326          30,874
   Prepaid insurance                                                  496           1,471
   Other current assets                                            10,331           7,428
                                                           ---------------------------------
Total current assets                                               36,730          51,381

Long-term investments                                              36,869          14,939
Property and equipment, net                                        26,374          26,309
Goodwill, net                                                      24,019          34,916
Other assets                                                       14,082          11,772
Fiduciary accounts--assets                                        633,486         780,450
                                                           ---------------------------------
Total assets                                                   $  771,560      $  919,767
                                                           =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                                        $    2,416      $    6,628
   Notes payable to banks                                          15,496           1,379
   Accounts payable                                                12,302          14,420
   Current portion of long-term liabilities                         1,892           2,586
   Other current liabilities                                        4,153          12,020
                                                           ---------------------------------
Total current liabilities                                          36,259          37,033

Long-term debt, less current portion                                  745          13,675
Other liabilities, less current portion                             7,723          10,536
Fiduciary accounts--liabilities                                   633,486         780,450
                                                           ---------------------------------
Total liabilities                                                 678,213         841,694

Minority interest                                                   2,462           1,621

SHAREHOLDERS' EQUITY                                               90,885          76,452
                                                           ---------------------------------
Total liabilities and shareholders' equity                     $  771,560      $  919,767
                                                           =================================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                     1998             1997
                                                              --------------------------------
OPERATING ACTIVITIES
Net income                                                       $   13,662       $   11,264
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                    4,961            3,869
     Changes in operating assets and liabilities:
        Due from fiduciary accounts                                   9,711           (4,484)
        Other current assets                                         (4,145)          (7,788)
        Accrued compensation                                         (4,074)          (1,021)
        Accounts payable and other current liabilities               (5,112)           9,732
     Other, net                                                      (4,706)           1,171
                                                              --------------------------------
Net cash provided by operating activities                            10,297           12,743

INVESTING ACTIVITIES
Purchases of property and equipment                                  (6,625)          (5,477)
Purchase of investments                                             (21,809)               0
Issuance of finance notes receivable, net                                 0              (14)
Excess of cash acquired from purchase of subsidiary                       0              480
Proceeds from the sale of investments                                 9,100                0
Proceeds from the sale of a subsidiary                                2,500           15,092
Other investing activities, net                                         173              268
                                                              --------------------------------
Net cash provided by (used) in investing activities                 (16,661)          10,349

FINANCING ACTIVITIES
Purchase of treasury shares                                          (4,326)         (14,550)
Proceeds from the issuance of treasury shares to
    employee benefit plans                                            6,804            1,224
Dividends paid                                                       (2,795)          (2,583)
Net (repayments) borrowings on lines of credit                        4,200           (1,340)
Payments on long-term debt                                           (3,584)            (538)
Other financing activities, net                                          34              171
                                                              --------------------------------
Net cash provided by (used in) financing activities                     333          (17,616)
                                                              --------------------------------

Net increase (decrease) in cash and cash equivalents                 (6,031)           5,476
Cash and cash equivalents at beginning of period                     11,608            1,069
                                                              --------------------------------
Cash and cash equivalents at end of period                       $    5,577       $    6,545
                                                              ================================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 1998


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

E.W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services. The consolidated financial statements include the accounts of the Company and it's wholly and majority owned subsidiaries.

Certain prior year amounts have been reclassified to conform with current year presentation.

2. ACCOUNTING POLICIES

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and it's wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at June 30, 1998, is a $179,000 loss.

3. NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the three months ended June 30, 1998 and 1997, total other comprehensive income amounted to $955,000 and $131,000. During the six months ended June 30, 1998 and 1997, total other comprehensive income amounted to $1,088,000 and $149,000.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and defines financial and descriptive information about a Company's operating segments that is to be disclosed in financial statements. The Company will adopt SFAS No. 131 for the year ended December 31, 1998.

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not completed its analysis, but may adopt the new Statement in 1998. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at June 30, 1998, management has not completed its analysis, but does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Becuase the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the periods ended June 30 (in thousands):

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30                       JUNE 30
                                              ------------------------    ------------------------
                                                  1998         1997           1998         1997
                                              ------------------------    ------------------------
Weighted average shares -basic                   12,751       12,737         12,685       12,858

Effect of dilutive securities:
   Employee stock options                           644          105            644          151
                                              ------------------------    ------------------------
Weighted average shares- assuming dilution       13,395       12,842         13,329       13,009
                                              ========================    ========================

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

YEAR 2000 COMPLIANCE

The Company has performed an assessment of its Year 2000 issues and is in the process of implementing steps to ensure Year 2000 compliance. The Company expects to complete the Year 2000 compliance process for its current software by December 31, 1998. The Company's investment in new software includes the requirements associated with Year 2000 compliance. Certain costs associated with the purchase or development of new software which is Year 2000 compliant are being capitalized. All other costs are being expensed as incurred. The additional investment to ensure all current software is Year 2000 compliant is not expected to be material. The Company could be adversely affected by the Year 2000 issue if other entities (i.e., clients and vendors) not affiliated with the Company do not adequately address their own Year 2000 compliance issues.

GENERAL

The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services.

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

                        Quarter Ended June 30, 1998      Quarter Ended June 30, 1997
                        ----------------------------     ----------------------------
                                           Income                           Income
                         Revenues       before taxes      Revenues       before taxes
                        ---------       ------------     ---------       ------------
Domestic operations     $  36,982        $   8,254       $  29,841        $   7,335
Foreign operations         10,385            1,450          10,223              955
                        ---------        ---------       ---------        ---------
                        $  47,367        $   9,704       $  40,064        $   8,290
                       ==========        =========       =========        =========

                      Six Months Ended June 30, 1998   Six Months Ended June 30, 1997
                      ------------------------------   ------------------------------
                                           Income                          Income
                         Revenues       before taxes     Revenues       before taxes
                        ---------       ------------    ---------       ------------
Domestic operations     $  73,474        $  19,293       $  61,021        $  17,294
Foreign operations         20,845            2,929          16,072            1,405
                        ---------        ---------       ---------        ---------
                        $  94,319        $  22,222       $  77,093        $  18,699
                        =========        =========       =========        =========


Domestic operations include reinsurance intermediary services, risk management consulting and administration services, program distribution services, policy distribution capabilities, and the general agency operations. All of these services, except general agency operations, (up until disposition in May 1998), are focused on providing solutions for the management and distribution of risk to a client base which is primarily comprised of property and casualty insurance companies. These services are generally recurring and, due to the Company's expertise and the value-added nature of its services, have been able to operate at relatively higher operating margins. The general agency operations were focused on the primary distribution of insurance for property and casualty insurance companies, largely through independent insurance agents. Due to the competitive nature of the general agency business, the Company's profit margins for these services were relatively lower.

In the second quarter, the Company sold its San Antonio, Texas operations, including the sale of its general agency, Blanch Insurance Services, Inc. (Blanch GA), and other selected assets. The net effect of these dispositions was a net one-time gain of $1.0 million before taxes. As part of the sale agreement of Blanch GA, the Company became a shareholder of the purchasing company.

Foreign operations include Swire Blanch, the Company's international insurance and reinsurance broker headquartered in London. Swire Blanch includes a Lloyd's insurance and reinsurance brokering operation and international reinsurance intermediary operations. Swire Blanch also provides financial services through the sale of pension plans for insurance companies. Insurance brokerage services include the retail operations located in northern England and Hong Kong. Approximately 75% of foreign revenues are recognized in the United Kingdom with the remainder primarily from the Pacific Rim and Latin America. Although certain Pacific Rim financial markets continue to experience some economic volatility, the Company does not anticipate a significant impact to its business in that area of the world. The Company's foreign operations currently do not enjoy the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors including competitive market conditions for Lloyd's brokers, the small start-up nature of many of the international offices, the competitiveness of the Swire Renshaw primary insurance distribution business, and the capitalization and acquisition costs associated with the purchase. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

In June 1998, the Company completed its acquisition of Walbaum Americana, S.A., a leading provider of insurance and reinsurance intermediary services in Latin America, based in Buenos Aires, Argentina.

Subsequent to June 1998, the Company completed acquisitions of Dunn & Carter Ltd, a London based insurance broker specializing in retrocessional reinsurance, and K2 Technologies, Inc., a San Jose, California based company specializing in the design and support of interactive software platforms for use in risk assessment and engineering as well as information integration.

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

In the second quarter, the Company sold its San Antonio, Texas operations, including the sale of its general agency, Blanch Insurance Services, Inc. (Blanch GA), and other selected assets. The net effect of these dispositions was a net one-time gain of $1.0 million before taxes. As a result of these dispositions, the Company has reevaluated the services provided to its clients and determined these services to be homogeneous in nature. The income from operations relates primarily to revenue derived from risk management services. Therefore, the Company, starting in June 1998, has decided to report its revenues into two categories:
Operational Revenues and Interest Income.


OPERATIONS

The following are the components of operational revenue for the quarter ended June 30 (in thousands):

                                            1998             1997
                                        -----------      -----------
   Domestic Operations                    $35,479          $28,167
   Foreign Operations                       9,805            9,675
                                        -----------      -----------
                                          $45,284          $37,842
                                        ===========      ===========


Domestic operations increased $7.3 million, or 26.0%, from the prior year primarily as a result of new production and one-time gains of $1.8 million, associated with the disposition of the Company's operations in San Antonio, Texas. The Company also incurred one-time charges of $767,000, relating to the sale, resulting in net gains of $1.0 million before taxes.

International operations increased $0.1 million or 1.3% from the prior year.


INTEREST INCOME

                                           1998            1997
                                       -----------     -----------
   FIDUCIARY INTEREST INCOME
    Domestic                              $1,288          $1,480
    Foreign                                  463             434
                                       -----------     -----------
                                           1,751           1,914

   CORPORATE INTEREST INCOME
    Domestic                                 215             194
    Foreign                                  117             114
                                       -----------     -----------
                                             332             308

                                          $2,083          $2,222
                                       ===========     ===========


Interest income was $2.1 million for the quarter ended June 30, 1998 compared to $2.2 million the prior year, a decrease of $0.1 million or 4.5%.

Fiduciary interest income from domestic operations was $1.3 million for the quarter ended June 30, 1998 compared to $1.5 million the prior year, a decrease of $0.2 million or 13.3%. The average balance of domestic funds for the quarter was $106.6 million (compared to $95.2 million for the prior year), at an average yield of 5.0% (compared to 5.6% the prior year). Swire Blanch also earned $0.5 million of fiduciary interest income in the three months ended June 30, 1998 compared to $0.4 million the prior year.

Corporate interest income from domestic operations was $0.2 million for the quarter ended June 30, 1998 and 1997. Swire Blanch earned $0.1 million of corporate interest income for the quarter ended June 30, 1998 and 1997.

EXPENSES

Domestic operating expenses increased $6.2 million to $28.7 million, or 27.9%, for the quarter ended June 30, 1998 compared to $22.5 million the prior year. This is primarily a result of increases in employee count as well as salaries and benefits expenses including normal salary progressions and one-time charges associated with the disposition of the Company's San Antonio, Texas operations. The increase in employees is due to increased business levels and businesses acquired or started by the Company. Domestic operations also experienced increases in travel and marketing, general and administrative expenses, and interest and other expenses due to increased business levels.

International operating expenses for the quarter ended June 30, 1998 decreased $0.4 million, or 4.3% for the quarter ended June 30, 1998 compared to $9.3 million the prior year. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 22.3% for domestic operations for the quarter ended June 30, 1998, compared to 24.6% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 14.0% for foreign operations for the quarter ended June 30, 1998, compared to 9.3% for the same period in the prior year. This increase is primarily due to increases in new production and cost efficiencies.

SIX MONTHS ENDED 1998 COMPARED WITH SIX MONTHS ENDED 1997

In the second quarter, the Company sold its San Antonio, Texas operations, including the sale of its general agency, Blanch Insurance Services, Inc. (Blanch GA), and other selected assets. The net effect of these dispositions was a net one-time gain of $1.0 million before taxes. As a result of these dispositions, the Company has reevaluated the services provided to its clients and determined these services to be homogeneous in nature. The income from operations relates primarily to revenue derived from risk management services. Therefore, the Company, starting in June 1998, has decided to report its revenues into two categories: Operational Revenues and Interest Income.

Foreign operations for the six months ended June 30, 1998 include six months of activity as compared to five months of activity for the six months ended June 30, 1997. This comparison is the result of the acquisition of Swire Blanch in February 1997.

OPERATIONS

The following are the components of Operational revenue for the six months ended June 30 (in thousands):

                                        1998              1997
                                     -----------      -----------
   Domestic Operations                 $70,439          $57,909
   Foreign Operations                   19,650           15,177
                                     -----------      -----------
                                       $90,089          $73,086
                                     ===========      ===========

For the six months ended June 30, 1998, domestic operations increased $12.5 million, or 21.6%, from the prior year primarily as a result of new production.

International operations increased $4.5 million, or 29.5%, from the prior year. These increases are primarily the result of the inclusion of six months of activity as compared to the five months of activity in the prior year as well as increases in new production. This comparison is the result of the acquisition of Swire Blanch in February 1997.

INTEREST INCOME

                                         1998             1997
                                     -----------      -----------
   FIDUCIARY INTEREST INCOME
    Domestic                            $2,616           $2,540
    Foreign                                929              676
                                     -----------      -----------
                                         3,545            3,216

   CORPORATE INTEREST INCOME
    Domestic                               419              572
    Foreign                                266              219
                                     -----------      -----------
                                           685              791

                                        $4,230           $4,007
                                     ===========      ===========

Interest income was $4.2 million for the six months ended June 30, 1998 compared to $4.0 million the prior year, an increase of $0.2 million or 5.0%.

Fiduciary interest income from domestic operations was $2.6 million for the six months ended June 30, 1998 compared to $2.5 million the prior year, an increase of $0.1 million or 4.0%. The average balance of domestic funds for the six months ended June 30, 1998 was $103.4 million (compared to $95.8 million for the prior year), at an average yield of 5.03% (compared to 5.3% the prior year). Swire Blanch also earned $0.9 million of fiduciary interest income in the six months ended June 30, 1998, compared to $0.7 million the prior year.

Corporate interest income from domestic operations was $0.4 million for the six months ended June 30, 1998 compared to $0.6 million the prior year. This decrease is the result of the sale of the Company's premium finance operation in February 1997. Premium finance interest and fees were $0.2 million for the six months ended June 30, 1997. Swire Blanch earned $0.3 million of corporate interest income for the six months ended June 30, 1998, compared to $0.2 million the prior year.

EXPENSES

Domestic operating expenses increased $10.5 million to $54.2 million, or 24.0%, for the six months ended June 30, 1998 compared to $43.7 million the prior year. This increase is primarily a result of increases in employee count as well as salaries and benefits expenses including normal salary progression and one-time charges associated with the disposition of the Company's San Antonio, Texas operations. The increase in employees is due to increased business levels and businesses acquired or started by the Company. Domestic operations also experienced increases in travel and marketing, general and administrative expenses, and interest and other expenses due to increased business levels.

International operating expenses increased $3.2 million, or 21.8%, for the six months ended June 30, 1998 compared to $14.7 million the prior year. The increase is primarily the result of the inclusion of six months of activity as compared to five months of activity in the prior year. This comparison is the result of the acquisition of Swire Blanch in February 1997. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 26.3% for domestic operations for the six months ended June 30, 1998, compared to 28.3% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 14.1% for foreign operations for the six months ended June 30, 1998, compared to 8.7% for the five months ended June 30, 1997. This increase is primarily due to increases in new production, cost efficiencies as well as to larger portions of revenues that are earned in January. The Company did not acquire Swire Blanch until February 1997.

INCOME TAXES

The Company's combined federal and state effective tax rate for domestic operations continues to be 39%. The effective tax rate provided for the Company's foreign operations is expected to be 32% for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $5.6 million at June 30, 1998.

The Company generated $10.3 million of cash from operations during the first six months of 1998 compared with $12.7 million for the same period in 1997. The decrease in operating cash flow in 1998 is primarily due to the timing of cash distributions from the fiduciary accounts to the Company and the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $16.6 million for the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company received net proceeds of $2.5 million from the sale of its San Antonio, Texas operations. The Company also used $6.6 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. The Company also used $8.7 million of cash for the purchase of government securities for its actively traded portfolio, and $13.2 million for the purchase of strategic investments in companies that provide technology solutions for the insurance industry. The Company received proceeds from the sale of investments from its actively traded portfolio of $9.1 million.

The primary source of cash for financing activities for the six months ended June 30, 1998, was $6.8 million from proceeds from the issuance of treasury shares used to fund employee benefit plans. The primary uses of cash were $4.3 million for the purchase of treasury stock, $2.8 million of dividends paid to shareholders and $3.6 million for payments on long-term debt. In the prior year, net cash used by financing activities included $14.6 million for the purchase of treasury stock, $2.6 million of dividends paid to shareholders and $1.3 million for the net repayment of lines of credit.

The Company's long-term investment portfolio at June 30, 1998, was $36.9 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at June 30, 1998, was $1.5 million above cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

On January 22, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 3, 1998 to shareholders of record as of February 9, 1998. On April 23, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable June 1, 1998, to shareholders of record as of May 4, 1998. On July 23, 1998, the Board of Directors declared a regular quarterly dividend of $0.12 per share payable on September 1, 1998, to shareholders of record as of August 10, 1998.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

E. W. BLANCH HOLDINGS, INC.

Part II. Other Information

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of shareholders on April 23, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon:

        *   Election of directors:

            Newly elected directors:

                                                       In Favor        Withheld
                  James N. Land, Jr.                   9,394,689       275,395
                  Chris L. Walker                      9,357,478       312,606
                  Paul B. Ingrey                       9,394,379       275,705

        *   Approval of the E.W. Blanch Holdings, Inc. Management Incentive
            Plan.

                  In Favor      Opposed      Abstained     Broker Non-Vote
                 7,107,171      395,023       225,221         1,942,669

        * Approval of an amendment to the E.W. Blanch Holdings, Inc. 1993 Stock Incentive Plan.

                  In Favor      Opposed      Abstained     Broker Non-Vote
                 4,084,241     3,806,913       25,261         1,753,669

        * Ratification of Ernst & Young LLP as the auditors for the Company for the year 1998.

                  In Favor      Opposed      Abstained     Broker Non-Vote
                 9,661,865       1,829         6,390             0


Item 6. Exhibits and Reports on Form 8-K.

(a.)    Exhibits

        Exhibit 27 - Financial Data Schedule

(b.) The registrant filed a current report on Form 8-K on June 30, 1998. The report was filed in order to disclose the sale of Common Stock pursuant to Regulation S under the Securities Act of 1933 in connection with the Company's acquisition of Swire Blanch MSTC S.A..

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        E. W. BLANCH HOLDINGS, INC.


Dated: August 14, 1998                        /s/ Ian D. Packer
                                              ----------------------------------
                                              Ian D. Packer
                                              Executive Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

                   Exhibit 27          Financial Data Schedule