Form 10-Q
period 1998-09-30
BLANCH E W HOLDINGS INC
filed 1998-11-17
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________


                         Commission File Number: 1-11794
                                                 -------

                           E. W. Blanch Holdings, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           41-1741779
-------------------------------                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

500 North Akard, Suite 4500, Dallas, Texas                 75201
------------------------------------------                 -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (214) 756-7000
                                                           --------------

                                      NONE
                                      ----
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The number of shares of the Registrant's common stock outstanding as of October 31, 1998 was 12,831,315.

                          Part I. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30            SEPTEMBER 30
                                               ---------------------   ---------------------
                                                  1998       1997        1998         1997
                                               ---------   ---------   ---------   ---------
Revenues:
   Operations                                  $  52,539   $  43,009   $ 142,628   $ 116,095
   Interest income                                 2,504       2,361       6,734       6,368
                                               ---------------------   ---------------------
Total revenues                                    55,043      45,370     149,362     122,463

Expenses:
   Salaries and benefits                          22,894      20,613      67,883      56,521
   Travel and marketing                            3,609       3,020      11,049       9,465
   General and administrative                     10,018       7,109      27,454      21,275
   Amortization of goodwill                          696         689       2,085       1,967
   Interest and other expense                        550         365       1,393         962
                                               ---------------------   ---------------------
Total expenses                                    37,767      31,796     109,864      90,190
                                               ---------------------   ---------------------

Income before taxes                               17,276      13,574      39,498      32,273

Income taxes                                       6,689       5,311      15,196      12,657
                                               ---------------------   ---------------------
Net income before minority interest and
    loss from equity investment                   10,587       8,263      24,302      19,616

Minority interest, net of tax                        535         282         588         371
Equity in net loss of affiliate, net of tax          146          --         146          --
                                               ---------------------   ---------------------
Net income                                     $   9,906   $   7,981   $  23,568   $  19,245
                                               =====================   =====================

Net income per share                           $    0.77   $    0.63   $    1.85   $    1.52
Net income per share-assuming dilution         $    0.76   $    0.62   $    1.79   $    1.49
                                               =====================   =====================

Cash dividends declared per share              $    0.12   $    0.10   $    0.34   $    0.30


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1998              1997
                                                 --------------------------------
                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                     $       4,267      $      11,608
   Due from fiduciary accounts                          28,452             30,874
   Prepaid insurance                                     1,748              1,471
   Other current assets                                 10,981              7,428
                                                  -------------------------------
Total current assets                                    45,448             51,381

Long-term investments                                   43,766             14,939
Property and equipment, net                             30,705             26,309
Goodwill, net                                           31,514             34,916
Other assets                                            12,751             11,772
Fiduciary accounts--assets                             856,675            780,450
                                                  -------------------------------
Total assets                                     $   1,020,859      $     919,767
                                                 ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                          $       5,162      $       6,628
   Notes payable to banks                               16,961              1,379
   Accounts payable                                     15,268             14,420
   Current portion of long-term liabilities              1,625              2,586
   Other current liabilities                            10,043             12,020
                                                  -------------------------------
Total current liabilities                               49,059             37,033

Long-term debt, less current portion                       608             13,675
Other liabilities, less current portion                  9,125             10,536
Fiduciary accounts--liabilities                        856,675            780,450
                                                  -------------------------------
Total liabilities                                      915,467            841,694

Minority interest                                        2,755              1,621

SHAREHOLDERS' EQUITY                                   102,637             76,452
                                                  -------------------------------
Total liabilities and shareholders' equity       $   1,020,859      $     919,767
                                                 ================================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    1998           1997
                                                                --------------------------
OPERATING ACTIVITIES
Net income                                                      $   23,568      $   19,245
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation and amortization                                  7,966           6,074
      Changes in operating assets and liabilities:
           Due from fiduciary accounts                               1,056          (3,458)
           Other current assets                                     (4,804)         (5,048)
           Accrued compensation                                     (1,328)            280
           Accounts payable and other current liabilities           (3,582)          8,892
      Other, net                                                     5,418          (2,446)
                                                                --------------------------
Net cash provided by operating activities                           28,294          23,539

INVESTING ACTIVITIES
Purchases of property and equipment                                (12,809)         (8,730)
Purchase of investments                                            (32,161)          1,342
Acquisition of subsidiary                                           (6,731)             --
Excess of cash acquired from purchase of subsidiary                     --             480
Proceeds from the sale of investments                               10,590             866
Proceeds from the sale of a subsidiary                               2,500          15,092
Other investing activities, net                                        201               4
                                                                --------------------------
Net cash provided by (used in) investing activities                (38,410)          9,054

FINANCING ACTIVITIES
Purchase of treasury shares                                         (4,326)        (14,550)
Proceeds from the issuance of treasury shares to
    employee benefit plans                                           7,940           1,297
Dividends paid                                                      (4,311)         (3,841)
Net (repayments) borrowings on lines of credit                       3,800          (1,340)
Payments on long-term debt                                            (445)            881
Other financing activities, net                                        117             257
                                                                --------------------------
Net cash provided by (used in) financing activities                  2,775         (17,296)
                                                                --------------------------

Net increase (decrease) in cash and cash equivalents                (7,341)         15,297
Cash and cash equivalents at beginning of period                    11,608           1,069
                                                                --------------------------
Cash and cash equivalents at end of period                      $    4,267      $   16,366
                                                                ==========================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 1998


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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at September 30, 1998, is a $114,000 loss.

Investment in Affiliated Companies

Equity investments that the Company has the ability to exercise significant influence over operating and financial policies, generally determined by ownership of 20 percent or more of the voting stock of the investee, are accounted for under the equity method. The equity method requires the initial investment to be recorded at cost and subsequently increased (decreased) for the Company's share of net income (loss) and reduced when dividends are received.

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

During the three months ended September 30, 1998 and 1997, total other comprehensive income (loss) amounted to ($617,000) and $283,000. During the nine months ended September 30, 1998 and 1997, total other comprehensive income amounted to $471,000 and $432,000.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and defines financial and descriptive information about a Company's operating segments that is to be disclosed in financial statements. The Company will adopt SFAS No. 131 for the year ended December 31, 1998.

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not completed its analysis but may adopt the new Statement in 1998. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at September 30, 1998, management has not completed its analysis but does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the periods ended September 30 (in thousands):

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30              SEPTEMBER 30
                                                 -------------------       -------------------
                                                  1998         1997         1998         1997
                                                 -------------------       -------------------
Weighted average shares - basic                  12,804       12,575       12,725       12,683

Effect of dilutive securities                       445          358          429          209
                                                 -------------------       -------------------
Weighted average shares- assuming dilution       13,249       12,933       13,154       12,892
                                                 ===================       ===================

After reviewing the application of SFAS No. 128 "Earnings per Share" for the first and second quarters of 1998, the Company discovered that diluted EPS had been understated by $0.01 for the year. Due to the immateriality of the understatement, the Company decided to recognize the $0.01 in the third quarter 1998 diluted EPS amount rather than restating prior diluted EPS amounts.

5. SUBSEQUENT EVENT

In November, 1998, the Company terminated its prior credit facility and executed a new $100 million revolving credit facility with several banks that will be used to fund general corporate requirements. The new facility, which expires in 2001, will carry market rates of interest which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions and sales of assets.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: market dynamics, interest rate changes, regulatory changes, competition, and the failure of the Company and its subsidiaries or significant third parties to achieve Year 2000 compliance or material expense in connection with such compliance. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

YEAR 2000 ISSUE

BACKGROUND

The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Computer systems using a two-digit format will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of those systems.

STATE OF READINESS

The Company began reviewing all of its information technology (IT) systems developed internally and from outside vendors in the early 1990's because of the Company's growth and the need to bring about operational improvements. As a result, the Company decided to develop a new back office processing system and to implement a new financial and human resource system. All of these systems are Year 2000 compliant. In 1997, the Company expanded its international operations through the acquisition of Swire Blanch. Since the acquisition, the Company began to integrate all world-wide systems into appropriate Company systems. The integration of the Company's IT systems is expected to be completed by the second quarter of 1999, at which time all Company IT Systems are expected to be Year 2000 compliant. The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 readiness.

The Company markets software based products and services that are internally developed or acquired from third party vendors. These software based products and services were developed using Year 2000 compliant technologies. Software products developed internally are in various stages of testing for Year 2000 compliance. The Company is also in the process of obtaining written certifications from the third party developers of our marketed software. The Company expects the process of confirming Year 2000 compliance for the software that the Company markets to be completed by the end of March 1999.

Interfaces With Third Parties

The Company is reviewing, and has initiated formal communications with, third parties which provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. The Company has requested information from customers and vendors regarding the status of their Year 2000 compliance in May 1998. Follow up requests will be sent by the end of 1998 to those third parties that have not responded to the Company's initial request or that have indicated compliance issues. A certification letter has been or will be requested from each of our vendors to validate compliance. The Company also will be requesting a statement of Year 2000 compliance from companies in which the Company has made investments.

Independent Verification and Validation

All new IT systems implemented and any subsequent changes to those systems go through several layers of testing and validation, including program testing, systems testing by an independent quality assurance group, user testing, and lastly, parallel processing with the old system it is replacing. Portions of the parallel testing process involve our customer's validation of automated interfaces and reporting.

In addition, the Company has conducted joint testing with Lloyds of London on the back office processing system. Results of those tests will be known by the end of 1998.

COSTS

In recent years the Company has made significant investments in new IT systems that are Year 2000 compliant. However, those investments were made for reasons other than strictly Year 2000 compliance. The schedule to implement these systems has not been accelerated because of the Year 2000 issue, nor have any other system projects been deferred because of the Year 2000 issue. Although the Company does not record or attempt to allocate expenses for these IT systems which relate solely to Year 2000 compliance, due to their immateriality, the Company believes that these costs will not exceed $2 million in total. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by other entities that the Company does not have a controlling interest in.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the implementation of new system development, which are Year 2000 compliant, the possibility of significant interruptions of normal operations should be substantially reduced. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is continuing to assess the risks and develop its contingency plan.

CONTINGENCY PLAN

The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 issue, to the extent practicable. Such revisions are expected to be completed by April 1, 1999. These plans are intended to enable the Company to continue to operate and include performing certain processes manually; repairing or obtaining replacement systems; and changing suppliers. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal readiness and the status of third party Year 2000 readiness.

FORWARD LOOKING STATEMENTS

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosures should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements" on page 8.

GENERAL

The Company is a leading international provider of integrated risk management and distribution services including reinsurance intermediary services, risk management consulting and administration services, and primary insurance distribution services.

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

                           Quarter Ended Sept. 30, 1998        Quarter Ended Sept. 30, 1997
                          ------------------------------      ------------------------------
                                               Income                              Income
                           Revenues         before taxes       Revenues         before taxes
                          -----------       ------------      -----------       ------------
Domestic operations       $    41,009       $    14,937       $    33,616       $    11,603
Foreign operations             14,034             2,339            11,754             1,971
                          -----------       -----------       -----------       -----------
                          $    55,043       $    17,276       $    45,370       $    13,574
                          ===========       ===========       ===========       ===========

                         Nine Months Ended Sept. 30, 1998    Nine Months Ended Sept. 30, 1997
                         --------------------------------    --------------------------------
                                               Income                              Income
                           Revenues         before taxes       Revenues         before taxes
                          -----------       ------------      -----------       ------------

Domestic operations       $   114,483       $    34,230       $    94,637       $    28,897
Foreign operations             34,879             5,268            27,826             3,376
                          -----------       -----------       -----------       -----------
                          $   149,362       $    39,498       $   122,463       $    32,273
                          ===========       ===========       ===========       ===========

Domestic operations include reinsurance intermediary services, risk management consulting and administration services, program distribution services, policy distribution capabilities, and the general agency operations. All of these services, except general agency operations (up until disposition in May 1998), are focused on providing solutions for the management and distribution of risk to a client base which is primarily comprised of property and casualty insurance companies. These services are generally recurring and, due to the Company's expertise and the value-added nature of its services, have been able to operate at relatively higher operating margins. The general agency operations were focused on the primary distribution of insurance for property and casualty insurance companies, largely through independent insurance agents. Due to the competitive nature of the general agency business, the Company's profit margins for these services were relatively lower.

Foreign operations include Swire Blanch, the Company's international insurance and reinsurance broker headquartered in London. Swire Blanch includes a Lloyd's insurance and reinsurance brokering operation and international reinsurance intermediary operations. Swire Blanch also provides financial services through the sale of pension plans for insurance companies. Insurance brokerage services include the retail operations located in northern England and Hong Kong. Approximately 80% of foreign revenues are recognized in the United Kingdom with the remainder primarily from the Pacific Rim and Latin America. Although certain Pacific Rim financial markets continue to experience some economic volatility, the Company does not anticipate a significant impact to its business in that area of the world. The Company's foreign operations currently do not enjoy the relatively higher profit margins of the Company's domestic risk management and distribution services. This is due to a number of factors including competitive market conditions for Lloyd's brokers, the small start-up nature of many of the international offices, the competitiveness of the Swire Renshaw primary insurance distribution business, and the capitalization and acquisition costs associated with the purchase of the various foreign operations. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

In July 1998, the Company completed acquisitions of Dunn & Carter Ltd, a London based insurance broker specializing in retrocessional reinsurance, and K2 Technologies, Inc., a San Jose, California based company specializing in the design and support of interactive software platforms for use in risk assessment and engineering as well as information integration.

On September 30, 1998, the Company increased its equity investment to 24% in Insurance Holdings of America LLC, a Massachusetts limited liability company specializing in developing and marketing internet and intranet based insurance products and services for insurers, independent agents and consumers.

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

OPERATIONS

The following are the components of operational revenue for the quarter ended September 30 (in thousands):

                                  1998            1997
                              -----------     -----------
   Domestic Operations          $39,118         $31,933
   Foreign Operations            13,421          11,076
                              -----------     -----------
                                $52,539         $43,009
                              ===========     ===========

Domestic operations increased $7.2 million, or 22.5%, from the prior year primarily as a result of new production.

International operations increased $2.3 million or 21.2% from the prior year as a result increased production and the acquisition of Dunn & Carter Ltd. in July 1998.

INTEREST INCOME

                                       1998           1997
                                    ----------     ----------
   FIDUCIARY INTEREST INCOME
     Domestic                         $1,486         $1,609
     Foreign                             480            495
                                    ----------     ----------
                                       1,966          2,104

   CORPORATE INTEREST INCOME
     Domestic                            405             74
     Foreign                             133            183
                                    ----------     ----------
                                         538            257

                                      $2,504         $2,361
                                    ==========     ==========

Interest income was $2.5 million for the quarter ended September 30, 1998 compared to $2.4 million the prior year, an increase of $0.1 million or 6.1%.

Fiduciary interest income from domestic operations was $1.5 million for the quarter ended September 30, 1998 compared to $1.6 million the prior year, a decrease of $0.1 million or 7.6%. The average balance of domestic funds for the quarter was $113.3 million (compared to $115.7 million for the prior year), at an average yield of 5.1% (compared to 5.6% the prior year). Swire Blanch also earned $0.5 million of fiduciary interest income in the three months ended September 30, 1998 and 1997. The average balance of international funds for the quarter was $42.0 million (compared to $37.1 million for the prior year), at an average yield of 4.6% (compared to 5.4% for the prior year).

Corporate interest income from domestic operations was $0.4 million for the quarter ended September 30, 1998 and $0.1 million for the quarter ended September 30, 1997. Swire Blanch earned $0.1 million of corporate interest income for the quarter ended September 30, 1998 compared to $0.2 million for the quarter ended September 30, 1997.

EXPENSES

Domestic operating expenses increased $4.1 million to $26.1 million, or 18.4%, for the quarter ended September 30, 1998 compared to $22.0 million the prior year. This is primarily a result of increases in employee count as well as salaries and benefits expenses including normal salary progressions and the acquisition of K2 Technologies, Inc. in July 1998. The increase in employees is due to increased business levels and businesses acquired or started by the Company. Domestic operations also experienced increases in travel and marketing, general and administrative expenses, and interest and other expenses due to increased business levels.

International operating expenses for the quarter ended September 30, 1998 increased $1.9 million to $11.7 million, or 19.5% for the quarter ended September 30, 1998 compared to $9.8 million the prior year. The reason for the increase is the costs of new operations and the acquisition of Dunn & Carter Ltd. in July 1998. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 36.4% for domestic operations for the quarter ended September 30, 1998, compared to 34.5% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 16.7% for foreign operations for the quarter ended September 30, 1998, compared to 16.8% for the same period in the prior year.

NINE MONTHS ENDED 1998 COMPARED WITH NINE MONTHS ENDED 1997

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

Foreign operations for the nine months ended September 30, 1998 include nine months of activity as compared to eight months of activity for the nine months ended September 30, 1997. This comparison is the result of the acquisition of Swire Blanch in February 1997.

OPERATIONS

The following are the components of operational revenue for the nine months ended September 30 (in thousands):

                               1998                1997
                           ------------       ------------
   Domestic Operations       $109,557           $ 89,842
   Foreign Operations          33,071             26,253
                           ------------       ------------
                             $142,628           $116,095
                           ============       ============

For the nine months ended September 30, 1998, domestic operations increased $19.7 million, or 21.9%, from the prior year primarily as a result of new production.

International operations increased $6.8 million, or 26.0%, from the prior year. These increases are primarily the result of the inclusion of nine months of activity as compared to the eight months of activity in the prior year due to the acquisition of Swire Blanch in February 1997. Also contributing to the increase is new production and the acquisition of Dunn & Carter Ltd. in July 1998.

INTEREST INCOME

                                      1998            1997
                                   ----------      ----------
   FIDUCIARY INTEREST INCOME
     Domestic                        $4,101          $4,149
     Foreign                          1,409           1,171
                                   ----------      ----------
                                      5,510           5,320

   CORPORATE INTEREST INCOME
     Domestic                           825             646
     Foreign                            399             402
                                   ----------      ----------
                                      1,224           1,048

                                     $6,734          $6,368
                                   ==========      ==========

Interest income was $6.7 million for the nine months ended September 30, 1998 compared to $6.4 million the prior year, an increase of $0.4 million or 5.7%.

Fiduciary interest income from domestic operations was $4.1 million for the nine months ended September 30, 1998 and September 30, 1997. The average balance of domestic funds for the nine months ended September 30, 1998 was $107.1 million (compared to $102.5 million for the prior year), at an average yield of 5.1% (compared to 5.4% the prior year). Swire Blanch also earned $1.4 million of fiduciary interest income in the nine months ended September 30, 1998, compared to $1.2 million the prior year. The average balance of international funds for the nine months ended September 30, 1998 was $37.4 million (compared to $34.7 million for the prior year), at an average yield of 5.0% (compared to 5.2% the prior year).

Corporate interest income from domestic operations was $0.8 million for the nine months ended September 30, 1998 compared to $0.6 million the prior year. Swire Blanch earned $0.4 million of corporate interest income for the nine months ended September 30, 1998 and 1997.

EXPENSES

Domestic operating expenses increased $14.5 million to $80.3 million, or 22.1%, for the nine months ended September 30, 1998 compared to $65.7 million the prior year. This increase is primarily a result of increases in employee count as well as salaries and benefits expenses including normal salary progression, the acquisition of K2 Technologies, Inc. in July 1998 and one-time charges associated with the disposition of the Company's San Antonio, Texas operations. The increase in employees is due to increased business levels and businesses acquired or started by the Company. Domestic operations also experienced increases in travel and marketing, general and administrative expenses, and interest and other expenses due to increased business levels.

International operating expenses increased $5.2 million, or 21.1%, for the nine months ended September 30, 1998 compared to $24.5 million the prior year. The increase is primarily the result of the inclusion of nine months of activity as compared to eight months of activity in the prior year due to the acquisition of Swire Blanch in February 1997. Also contributing to the increase is the cost of new operations and the acquisition of Dunn & Carter Ltd. in July 1998. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 29.9% for domestic operations for the nine months ended September 30, 1998, compared to 30.5% for the same period in the prior year.

Operating profit margins, calculated as income before taxes as a percentage of total revenues, were 15.1% for foreign operations for the nine months ended September 30, 1998, compared to 12.1% for the nine months ended September 30, 1997. This increase is primarily due to increases in new production, cost efficiencies as well as to larger portions of revenues that are earned in January. The Company did not acquire Swire Blanch until February 1997.

INCOME TAXES

The Company's combined federal and state effective tax rate for domestic operations continues to be 39%. The effective tax rate provided for the Company's foreign operations is expected to be 32% for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $4.3 million at September 30, 1998.

The Company generated $28.3 million of cash from operations during the first nine months of 1998 compared with $23.5 million for the same period in 1997. The increase in operating cash flow in 1998 is primarily due to the timing of cash distributions from the fiduciary accounts to the Company and the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $38.4 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company received net proceeds of $2.5 million from the sale of its San Antonio, Texas operations. The Company also used $12.8 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. The Company used $6.7 million to acquire K2 Technologies, Inc. and Dunn & Carter Ltd. in July 1998. The Company also used $9.0 million of cash for the purchase of government securities for its investment portfolio, and $22.6 million for the purchase of strategic investments in companies that provide technology solutions for the insurance industry. The Company received proceeds from the sale of investments from its investment portfolio of $10.6 million. During the nine months ended September 30, 1997, the Company received net proceeds of $15.1 million from the sale of its premium finance operations.

The primary source of cash for financing activities for the nine months ended September 30, 1998, was $7.9 million from proceeds from the issuance of treasury shares used to fund employee benefit plans and the borrowings on lines of credit of $3.8 million. The primary uses of cash were $4.3 million for the purchase of treasury stock and $4.3 million of dividends paid to shareholders. In the prior year, net cash used by financing activities included $14.6 million for the purchase of treasury stock, $3.8 million of dividends paid to shareholders and $1.3 million for the net repayment of lines of credit.

The Company's long-term investment portfolio at September 30, 1998, was $43.8 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at September 30, 1998, was $0.8 million above cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any regulatory capital requirements in connection with its business.

On January 22, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable March 3, 1998 to shareholders of record as of February 9, 1998. On April 23, 1998, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable June 1, 1998, to shareholders of record as of May 4, 1998. On July 23, 1998, the Board of Directors declared a regular quarterly dividend of $0.12 per share payable on September 1, 1998, to shareholders of record as of August 10, 1998. On October 19, 1998, the Board of Directors declared a regular quarterly dividend of $0.12 per share payable on December 1, 1998 to shareholders of record as of November 9, 1998.

In November, 1998, the Company terminated its prior credit facility and executed a new $100 million revolving credit facility with several banks that will be used to fund general corporate requirements. The new facility, which expires in 2001, will carry market rates of interest which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions and sales of assets.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

Part II. Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K.

(a.)    Exhibits
        Exhibit 10.1 - K2 Technologies, Inc. 1994 Stock Plan
        Exhibit 10.2 - K2 Technologies, Inc. 1996 Stock Plan
        Exhibit 10.3 - K2 Technologies, Inc. 1998 Key Person Stock Option Plan
        Exhibit 27 - Financial Data Schedule

(b.) The registrant filed a current report on Form 8-K on July 15, 1998. The report was filed in order to disclose the sale of Common Stock pursuant to Regulation S under the Securities Act of 1933 in connection with the Company's acquisition of Dunn & Carter Ltd.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E. W. BLANCH HOLDINGS, INC.


Dated:   November 16, 1998                    /s/ Ian D. Packer
         ------------------                   ----------------------------------
                                              Ian D. Packer
                                              Executive Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit 10.1 - K2 Technologies, Inc. 1994 Stock Plan
        Exhibit 10.2 - K2 Technologies, Inc. 1996 Stock Plan
        Exhibit 10.3 - K2 Technologies, Inc. 1998 Key Person Stock Option Plan
        Exhibit 27 - Financial Data Schedule