Form 10-K
period 1998-12-31
BLANCH E W HOLDINGS INC
filed 1999-03-31
CIK 898438

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
              OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]           SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of March 11, 1999, 12,890,641 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $696,094,614.

         DOCUMENTS INCORPORATED BY REFERENCE.
1. Portions of Registrant's 1998 Annual Report to Shareholders are incorporated into Parts I, II and IV.
2. Portions of Registrant's Proxy Statement dated March 22, 1999 are incorporated into Part III.

-------------------------------------------------------------------------------

PART I

Item 1.

BUSINESS

GENERAL

a)  Development of Business

         E. W. Blanch Holdings, Inc. (the "Company") was incorporated in the State of Delaware on March 1, 1993 as a holding company for the capital stock of
E. W. Blanch Co., Inc. ("EWBCo"). The Company, through predecessor organizations, was originally founded in 1957.

         The Company's principal business is that of integrated risk management and distribution services, including reinsurance intermediation and technical, analytic, and financial consulting services.

         In the second quarter of 1998, the Company sold its San Antonio, Texas based operations, including the sale of its general agency, Blanch Insurance Services, Inc., and other selected assets. The net effect of these dispositions was a one-time gain of $1.0 million before taxes. As part of the sale agreement the Company became a shareholder of the purchasing company.

         In June 1998, the Company completed its acquisition of Walbaum Americana, S.A. ("Walbaum"), a Buenos Aires, Argentina based provider of risk management services in Latin America.

         In July 1998, the Company acquired Dunn & Carter Ltd ("Dunn & Carter"), a London based insurance broker specializing in retrocessional reinsurance. Also in July 1998, the Company acquired K2 Technologies, Inc. ("K2"), a San Jose, California based company specializing in the design and support of interactive software platforms for use in risk assessment and engineering as well as information integration.

         The combined revenues of Walbaum, Dunn & Carter and K2 were $2.8 million in 1998.

         In February 1998, the Company made an initial equity investment in Insurance Holdings of America, Inc. ("IHA"), a development stage Beverly, Massachusetts company dedicated to the production and application of technology for the insurance industry. IHA has developed internet based technology to support the sale and servicing of insurance through direct distribution including Sam's Club and the internet. The Company made several additional investments in IHA during the course of 1998, bringing its ownership to 24% at year end. The investment in IHA by the Company during 1998 totaled $16.5 million and at year end the carrying value of the IHA investment after all related equity accounting charges was $13.0 million. IHA will continue to require additional investments to fund its developing operations. Alternatives for obtaining this required funding will be evaluated by IHA's board of directors.

         In March 1998, the Company made an equity investment in Catastrophe Risk Exchange, Inc. ("Catex"). Catex changes reinsurance distribution by connecting buyers and sellers through an internet based risk exchange. In June 1998, the Company made an equity investment in MSTC Blanch S.A. ("MSTC"). MSTC is a leading provider of insurance and reinsurance intermediary services in Latin American markets.

         During 1998, the Company completed the consolidation of its corporate headquarters to Dallas, Texas. The costs associated with the move were not material.

         Unless otherwise indicated, reference to the "Company" hereinafter includes all operating subsidiaries.

b)  Financial Information About Operating Segments

         Financial information about the Company's operating segments is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 22 through 28, and Note 15 of the Notes to the Consolidated Financial Statements on page 43, of the Company's 1998 Annual Report to Shareholders.

c)  Narrative Description of Business

DOMESTIC OPERATIONS

         Revenues generated by domestic operations are derived from risk management and distribution services provided to insurance and reinsurance companies. These services are sold both on a bundled and a component basis. Major components provided include reinsurance intermediation and technical and analytic consulting services. These services are generally recurring and, due to the Company's expertise and the value-added nature of its services, have been able to operate at relatively higher operating margins. In the second quarter of 1998, the Company disposed of its general agency operations and accordingly 1998 revenues include five months of the general agency operation.
Domestic operations include the operations of the holding company.

         The Company provides intermediary services to a diverse group of insurance, reinsurance and related businesses located throughout the United States. During 1998, no domestic client accounted for more than 10% of consolidated revenues earned by the Company.

REINSURANCE INTERMEDIATION

         As a reinsurance intermediary, the Company structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. In 1998, no single reinsurer used by domestic operations accounted for more than 10% of consolidated revenues earned by the Company.

         The Company earns revenues from the structuring, placement and servicing of reinsurance, primarily on a treaty basis. The Company is a significant intermediary in the property catastrophe and casualty reinsurance markets. Catastrophe reinsurance indemnifies a ceding company against a catastrophic loss resulting from a single event such as a hurricane, earthquake, or tornado. Casualty reinsurance indemnifies a ceding company for a specified loss caused by injuries to third parties including resulting legal liability. The Company's activities in the casualty reinsurance arena relate primarily to professional liability, workers' compensation, and specialized casualty exposures underwritten by excess and surplus lines insurance carriers.

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

         Fiduciary funds and amounts of reinsurance premiums payable by the ceding company to the reinsurer and loss payments payable by the reinsurer to the ceding company pursuant to a reinsurance agreement, which amounts represent receivables of the intermediary, are known as "fiduciary assets." Consistent with industry practice, interest on the fiduciary funds accrues to the reinsurance intermediary. Fiduciary funds are maintained in segregated accounts for the benefit of ceding companies or reinsurers, are not commingled with other assets of a reinsurance intermediary and are not subject to the claims of the intermediary's creditors. At December 31, 1998, the Company had domestic fiduciary assets and liabilities of $551.8 million. Fiduciary assets at December 31, 1998 included $92.6 million of fiduciary funds. In recent years, although the volume of fiduciary funds processed through the Company's domestic fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish.

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

TECHNICAL AND ANALYTIC CONSULTING SERVICES

         The Company provides technical and analytic consulting services primarily to insurance and reinsurance companies, government entities and underwriting facilities. Such services are generally provided as part of the Company's core reinsurance intermediation function, but are also marketed on a component basis. Services include product development, facility administration, strategic reinsurance program reviews, actuarial services, catastrophe exposure management and analysis and run-off management. The Company's Catalyst(R) risk modeling software is a proprietary technology which provides a competitive advantage in these consulting services.

         The Company also provides financial consulting services, tailored reinsurance products and capital markets products designed to assist its clients in capital preservation and risk management.

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

FOREIGN OPERATIONS

         The Company's foreign operations include 70% subsidiary Swire Blanch Holdings Ltd. ("Swire Blanch"), an international risk management and distribution services firm headquartered in London, England. Swire Blanch includes a registered Lloyd's of London insurance and reinsurance broking operation and international reinsurance intermediary operations. Swire Blanch also provides financial consulting services through the sale of pension plan products for insurance companies. Intermediary services include retail insurance operations located in northern England and Hong Kong. Approximately 79% of Swire Blanch's revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. The Company's foreign operations have relatively lower profit margins than its domestic operations. This is due to a number of factors, including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the insurance brokerage business, and the amortization of goodwill associated with the purchase of the Company's majority holdings of Swire Blanch. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

         The Company's foreign operations provide services to a diverse client base, including original insureds and insurance companies located throughout the world. During 1998, no foreign client accounted for more than 10% of consolidated revenues earned by the Company.

REINSURANCE INTERMEDIATION

         In 1998, no single insurer or reinsurer used by foreign operations accounted for more than 10% of consolidated revenue earned by the Company. The Company's foreign operations brokerage rates are similar to those for domestic operations. Like the Company's domestic operations, the Company's international intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. The Company has similar types of competitive issues internationally and domestically. The Company's primary foreign competitors are other Lloyd's brokers, in addition to the Company's domestic competitors or affiliates of those companies. The Company also competes for experienced professionals to deliver the Company's services internationally and could be adversely affected if the Company is unable to recruit and retain such employees.

         The Company's foreign operations also have fiduciary assets, similar to its domestic operations, and earns investment income on the funds it holds for insurance and reinsurance companies. At December 31, 1998, the Company had foreign fiduciary assets and liabilities of $209.1 million. Fiduciary assets at December 31, 1998 included $35.9 million of fiduciary funds.

         The Company's foreign intermediary business is subject to varying amounts of government regulation in each of the countries where it has operations. The Company currently is licensed or is in the process of becoming licensed in all countries where it is required to be licensed as an insurance or reinsurance intermediary. Government regulation of the Company's business has not been a significant commercial barrier.

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

EMPLOYEES

         As of December 31, 1998, the Company had 1,164 employees. The table below reflects the number of Company employees by industry segment at December 31 of the respective year:

                                                     1998        1997
                                                   ------       -----
Domestic operations                                   665         761
Foreign operations                                    499         369
                                                   ------       -----
     Total                                          1,164       1,130
                                                   ======       =====

The decline in the number of employees in the Company's domestic operations is primarily due to the sale of the Company's general agency operation in the second quarter of 1998. The Company believes its relationship with its employees is excellent. The Company is not a party to any collective bargaining agreement.


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

COMPETITION

         The reinsurance intermediary business, the Company's primary source of revenue, is highly competitive. The Company competes with a number of reinsurance intermediaries in the broker reinsurance market. The consolidation of reinsurance intermediary competitors through mergers and acquisitions, has continued in 1998 with the result that certain of the Company's principal competitors have increased substantially in size and potential resources, which may make them more formidable competitors. Results of the Company's operations may also be affected by competition for reinsurance business between broker reinsurers and direct reinsurance writers. Broker reinsurers compete with direct writers based primarily upon the price of reinsurance, reinsurance capacity, contract terms and conditions, quality and extent of services offered, financial strength, reputation and experience. The Company competes with other reinsurance intermediaries and direct writers on the basis of the quality and extent of services offered to ceding companies and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. Finally, in certain situations, the Company finds itself in competition for reinsurance business with other financial institutions which offer alternative products which attempt to securitize or finance insurance exposures using various capital market products.

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

         Insurance regulation, including the regulation of intermediaries, has been subject to increased scrutiny by the National Association of Insurance Commissioners (the "NAIC") and legislative and regulatory bodies. The NAIC and state insurance regulators have been re-examining existing laws and regulations, with an emphasis on insurance company investment and solvency issues. From time to time members of Congress have raised the possibility of federal regulation that could result in the federal government assuming some role in the monitoring of the insurance industry. No assurance can be given as to future legislative or regulatory changes or as to their effect upon the Company.

         The Company's subsidiary E.W. Blanch Capital Markets, Inc. ("EWB Capital Markets") is a broker-dealer, registered with the Securities and Exchange Commission ("SEC") and securities regulatory commissions in certain states. EWB Capital Markets must maintain current registration with the applicable regulatory bodies. EWB Capital Markets is a member of the National Association of Securities Dealers ("NASD"). The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, such as EWB Capital Markets, has been delegated to self-regulatory organizations like the NASD. The NASD conducts periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

INTERNATIONAL OPERATIONS

         Through Swire Blanch, the Company is significantly increasing its reinsurance intermediary and wholesale brokerage activities outside of its traditional territory in the United States. The Company has offices in the United Kingdom, Copenhagen, Hong Kong, Singapore, Australia, Mexico, Brazil, Argentina and Chile. The Company has representative offices in Vietnam and China. With these international operations come increased risks, including the potential that the Company will not successfully integrate its international operations with its domestic operations, currency exchange risks, legal and regulatory constraints and liabilities in jurisdictions where the Company does not have significant experience, and political risks, especially in third-world countries.

FOREIGN CURRENCY

         The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the applicable local currency. Therefore, fluctuations in foreign currency rates can have an impact on the Company's results of operations. Although many Pacific Rim financial markets have recently experienced some unusual changes in value, the Company does not anticipate a significant impact to its business in that area of the world, but the risk of an adverse impact is inherent in doing business in that part of the world. Additional information is contained in the Company's 1998 Annual Report to Shareholders under the caption Market Risk on pages 27 through 28.

YEAR 2000 ISSUE

BACKGROUND

The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Computer systems using a two-digit format will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of those systems.

STATE OF READINESS

The Company began reviewing all of its information technology ("IT") systems developed internally and from outside vendors in the early 1990's because of the Company's growth and the need to bring about operational improvements. As a result, the Company decided to develop a new back office processing system and to implement a new financial and human resource system. All of these systems are Year 2000 compliant. In 1997, the Company expanded its international operations through the acquisition of Swire Blanch. Since the acquisition, the Company began to integrate all worldwide systems into appropriate existing, Year 2000 compliant Company systems. The integration of the Company's IT systems is expected to be substantially complete by the second quarter of 1999. The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 readiness.

The Company markets services and software products that are internally developed or acquired from third party vendors. These software based products and services were developed using Year 2000 compliant technologies. Software products developed internally are in various stages of testing for Year 2000 compliance. The Company has obtained written certifications from the majority of its third party developers of software marketed by the Company. The Company is in the process of obtaining written certifications from the few third party developers that have not responded. The Company expects the process of confirming Year 2000 compliance for the software that the Company markets to be substantially complete by the end of March 1999.

Interfaces with Third Parties

The Company is reviewing, and has initiated formal communications with third parties that provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. In May 1998, the Company has requested information from customers and vendors regarding the status of their Year 2000 compliance. Follow up requests were sent in December 1998 to those third parties that had not responded to the Company's initial request or that indicated compliance issues. A certification letter has been or will be requested from each of our vendors to validate compliance. The Company has also requested a statement of Year 2000 compliance from companies in which the Company has made capital investments.

Independent Verification and Validation

All new IT systems implemented, and any subsequent changes to those systems, go through several layers of testing and validation, including program testing, systems testing by an independent quality assurance group, user testing, and lastly, parallel processing with the old system it is replacing. Portions of the parallel testing process involve validation of automated interfaces and reporting by the Company's customers.

In addition, the Company has conducted joint testing with Lloyd's of London on the international back office processing system. The Company's system has passed all tests and has been certified by Lloyd's of London.

COSTS

In recent years the Company has made significant investments in new IT systems that are Year 2000 compliant. However, those investments were made for operating reasons other than strictly Year 2000 compliance. As stated above, these systems, whether purchased from an outside vendor or developed internally, are Year 2000 compliant. The schedule to implement these systems has not been accelerated because of the Year 2000 issue, nor have any other system projects been deferred because of the Year 2000 issue. Although the Company does not record or attempt to allocate expenses for these IT systems which relate solely to Year 2000 compliance, due to their immateriality, the Company believes that these costs will not exceed $2 million in total. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by other entities in which the Company does not control.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the installation of the Year 2000 compliant systems described above, the possibility of significant interruptions of normal operations should be substantially reduced. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is continuing to assess the risks and develop its contingency plans.

CONTINGENCY PLAN

The Company is revising its existing business interruption contingency plans to address internal and external issues specific to Year 2000 compliance, to the extent practicable. Such revisions are expected to be completed by April 1, 1999. These plans are intended to enable the Company to continue to operate and include performing certain processes manually; repairing or obtaining replacement systems; and changing suppliers. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal readiness and the status of third party Year 2000 readiness.

Item 2.

PROPERTIES

         The Company's physical properties consist primarily of leases of commercial office space. At December 31, 1998, the Company leased 370,000 square feet of office space, including 217,000 square feet at its three primary locations, Dallas, London, and Minneapolis. The Company considers its properties to be adequate for its present and reasonably foreseeable requirements.


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

Item 4A.

EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 22, 1999)

                                DATES
                                ELECTED TO
NAME AND AGE                    OFFICE                PRESENT POSITION AND BUSINESS EXPERIENCE
------------                    ----------            ----------------------------------------
Edgar W. Blanch, Jr. (62)       3/03/93               Chairman and Chief Executive Officer


Chris L. Walker (41)            10/27/94              President and Chief Operating Officer
                                3/03/93-10/27/94      Executive Vice President


Frank S. Wilkinson, Jr. (59)    3/03/93               Executive Vice President


Ian D. Packer (33)              7/01/96               Executive Vice President and Chief Financial Officer
                                1993-1996             President and Chief Executive Officer - MarketLink, Inc.
                                                      (Communications technology company)


David L. Samuel (35)            1/22/98               Senior Vice President and Chief Accounting Officer
                                11/4/94-1/22/98       Group Finance Director - Swire Blanch Group
                                Prior to 11/4/94      Group Financial Controller - Swire Fraser Group


James E. Erickson (48)          2/03/97               Senior Vice President and Chief Information Officer
                                1995-1997             Senior Vice President - GCC Networks (Developer of
                                                             software)
                                1992-1995             Vice President - Nordictrak (Manufacturer of exercise
                                                             equipment)


Daniel P. O'Keefe (46)          4/01/96               Senior Vice President, General Counsel and Corporate
                                                      Secretary
                                Prior to 4/01/96      Partner - Dorsey & Whitney LLP (law firm)


Kerry B. Schaughnessy (44)      12/31/98              Senior Vice President, Director of Human Resources
                                1993-1998             Assistant Vice President and Vice President, Human
                                                      Resources - Rauscher Pierce Refsnes, Inc. and Dain
                                                      Rauscher, Inc. (Financial Services)

Rodman R. Fox (35)              3/7/97                President and Chief Operating Officer - EWBCo
                                4/1/95-3/7/97         Executive Vice President - EWBCo
                                5/6/93-4/1/95         Senior Vice President - EWBCo

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section entitled "Stock Listing and Trading Information" on page 47 of the Company's 1998 Annual Report to Shareholders.


Item 6.

SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to the section entitled "Six Year Financial Summary" on page 21 of the Company's 1998 Annual Report to Shareholders.


Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 22 through 28 of the Company's 1998 Annual Report to Shareholders.


Item 7(a).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7(a) is incorporated herein by reference to the section entitled "Market Risk" on pages 27 through 28 of the Company's 1998 Annual Report to Shareholders.


Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is incorporated herein by reference to pages 30 through 45 of the Company's 1998 Annual Report to Shareholders.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by Item 10 with regard to Directors is incorporated herein by reference to the section entitled "Election of Directors" on pages 2 through 3 in the Company's proxy statement for its Annual Meeting of Shareholders in 1999. The information required by Item 10 with regard to executive officers is set forth in Item 4A hereof. The information required by
Item 10 with regard to Section 16 reporting is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Requirements" on pages 5 through 6 of the Company's proxy statement for its Annual Meeting of Shareholders in 1999.


Item 11.

EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Directors Compensation" and "Executive Compensation" on pages 7 through 10 in the Company's proxy statement for its Annual Meeting of Shareholders in 1999.


Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" on pages 5 through 6 in the Company's proxy statement for its Annual Meeting of Shareholders in 1999.


Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" on page 14 in the Company's proxy statement for its Annual Meeting of Shareholders in 1999.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of E. W. Blanch Holdings, Inc. included in the 1998 Annual Report to Shareholders are incorporated by reference into this Report by Item 8 hereof:

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

(a)(2)   All schedules to the consolidated financial statements listed in
         Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 22 hereof.

         Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K

         The registrant filed one Current Report on Form 8-K during the quarter ended December 31, 1998.

                  * A Current Report on Form 8-K was filed on November 18, 1998 pertaining to an amendment to the Rights Agreement, dated January 24, 1997, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent.

(c)      Exhibits

         Included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         Included in Item 14(a)(2) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E. W. Blanch Holdings, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of E. W. Blanch Holdings, Inc. and in the capacities indicated on March 31, 1999.

           Signature                                  Title
------------------------------    ----------------------------------------------

   /s/ Edgar W. Blanch, Jr.       Chairman of the Board, Chief Executive Officer
------------------------------    and Director
Edgar W. Blanch, Jr.


   /s/ Ian D. Packer              Executive Vice President and Chief Financial
------------------------------    Officer
Ian D. Packer


   /s/ David L. Samuel            Senior Vice President and Chief Accounting
------------------------------    Officer
David L. Samuel


         Edgar W. Blanch, Jr., pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on March 31, 1999 as attorney-in-fact for the following directors of the Registrant:

         James N. Land, Jr.           William B. Madden
         Steven G. Rothmeier          Joseph D. Sargent
         Paul B. Ingrey               Chris L. Walker
         Frank S. Wilkinson, Jr.

                                             /s/ Edgar W. Blanch, Jr.
                                   --------------------------------------------
                                                 Edgar W. Blanch, Jr.
                                                 Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number             Description
-------            -----------

3.1              Restated Certificate of Incorporation of the Company (5)

3.2              By-Laws of the Company (2)

4.1              Specimen Common Stock Certificate (2)

4.2 Rights Agreement, dated as of January 24, 1997, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (3)

4.3 Rights Agreement Amendment, dated as of October 16, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (10)

4.4 Credit Agreement, dated as of November 3, 1998, between the Company and Nationsbank, N.A., as Agent (1)

10.1*            Non-Employee Directors Stock Plan (2)

10.2*            Directors' Stock Option Plan (8)

10.3*            1993 Stock Incentive Plan, as amended (1)

10.4*            1997 Stock Incentive Plan (8)

10.5*            Executive Restricted Stock Incentive Plan (8)

10.6*            1998 Management Incentive Plan (1)

10.7*            K2 Technologies, Inc. 1994 Stock Plan (11)

10.8*            K2 Technologies, Inc. 1996 Stock Plan (11)

10.9*            K2 Technologies, Inc. 1998 Key Person Stock Option Plan (11)

10.10*           Employment Agreement between the Company and Edgar W. Blanch,
                 Jr. (4)

10.11*           Employment Agreement between the Company and Frank S.
                 Wilkinson, Jr. (2)

10.12*           Employment Agreement between the Company and Chris L. Walker
                 (2)

10.13*           Employment Agreement between the Company and Rodman R. Fox (1)


10.14*           Specimen Severance Agreement (7)

10.15* Schedule of Executives Receiving Severance Agreements, as amended (1)

10.16 Stock Purchase Agreement by and among Summit Global Partners, Inc., Summit global Partners (Texas) Holdings, Inc., Blanch Insurance Services, Inc., E.W. Blanch Insurance Services, Inc., and E.W. Blanch Holdings, Inc., dated June 1, 1998 (1)

11               Computation of Earnings per Share(9)

13 Portions of the 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K (1)

21               Subsidiaries of the Company (1)

23               Consent of Ernst & Young LLP (1)

24               Powers of Attorney (1)


27               Financial Data Schedule for the year ended December 31, 1998
                 (1)




-------------------------------------

(1)    Filed with this Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-59198.
(3) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated January 24, 1997.
(4) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
(5) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(6) Filed with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1994.
(7) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
(8) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(9)    The information required by Exhibit 11 is incorporated by reference to
       Note 8 to the Company's Consolidated Financial Statements for the year ended December 31, 1998 included in Exhibit 13 with this Annual Report on Form 10-K.
(10) Incorporated by reference to Amendment number one to the Company's registration statement on Form 8-A dated November 18, 1998.
(11) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
* Management contract and compensatory plan or arrangement required to be filed pursuant to Item 601(b) (10) (iii) (A) of Regulation S-K.