Form 10-Q
period 1999-03-31
BLANCH E W HOLDINGS INC
filed 1999-05-14
CIK 898438

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                        Commission File Number: 1-11794

                           E. W. Blanch Holdings, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         41-1741779
-------------------------                                 ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

500 North Akard, Suite 4500, Dallas, Texas                75201
------------------------------------------                -----
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

The number of shares of the Registrant's common stock outstanding as of April 30, 1999 was 12,962,904.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                -----------------------
                                                  1999            1998
                                                -----------------------
Revenues:
   Operations                                   $59,668         $44,805
   Interest income                                2,344           2,147
                                                -----------------------
Total revenues                                   62,012          46,952

Expenses:
   Salaries and benefits                         25,885          21,572
   Travel and marketing                           3,503           3,135
   General and administrative                    12,337           8,659
   Amortization of goodwill                         771             694
   Interest expense                                 320             374
                                                -----------------------
Total expenses                                   42,816          34,434
                                                -----------------------

Income before taxes                              19,196          12,518

Income taxes                                      7,894           4,808
                                                -----------------------
Net income before minority interest and
    equity in loss of unconsolidated
    subsidiaries                                 11,302           7,710

Minority interest, net of tax                       231             180
Equity in net loss of unconsolidated
    subsidiaries, net of tax                      1,581             441
                                                -----------------------
Net income                                      $ 9,490         $ 7,089
                                                =======================

Per share data:
   Basic earnings                               $  0.74         $  0.56
   Diluted earnings                             $  0.70         $  0.53

   Cash dividends declared                      $  0.12         $  0.10


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              ---------------------------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $   9,530       $     707
   Due from fiduciary accounts                                   31,508          41,551
   Prepaid insurance                                                648           1,141
   Investments, trading portfolio                                 5,302           5,245
   Other current assets                                          14,048          13,603
                                                              -------------------------
Total current assets                                             61,036          62,247

Long-term investments, available for sale                        17,414          18,427
Investments in unconsolidated subsidiaries                       19,645          20,014
Property and equipment, net                                      33,146          32,420
Intangibles, net                                                 29,385          30,425
Other assets                                                     10,344           8,805
Fiduciary accounts--assets                                      807,114         760,918
                                                              -------------------------
Total assets                                                  $ 978,084       $ 933,256
                                                              =========================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Accrued compensation                                       $   4,929       $   9,865
   Notes payable to banks under lines of credit                   6,148          11,112
   Accounts payable                                              14,218          16,950
   Current portion of long-term liabilities                         293             289
   Other current liabilities                                     15,264          10,119
                                                              -------------------------
Total current liabilities                                        40,852          48,335

Long-term debt, less current portion                                482             557
Other liabilities, less current portion                           9,168           9,177
Fiduciary accounts--liabilities                                 807,114         760,918
                                                              -------------------------
Total liabilities                                               857,616         818,987

MINORITY INTEREST:                                                3,736           3,632


SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   30,000,000 shares; issued and outstanding: 14,141,671
   shares in 1999 and 1998)                                         141             141
Additional paid in capital                                       57,766          56,996
Treasury stock (1,306,647 shares in 1999 and 1,299,714
   shares in 1998)                                              (28,742)        (26,598)
Accumulated other comprehensive income                              840           1,327
Retained earnings                                                86,727          78,771
                                                              -------------------------
Total shareholders' equity                                      116,732         110,637
                                                              -------------------------
Total liabilities, minority interest and shareholders'
   equity                                                     $ 978,084       $ 933,256
                                                              =========================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -----------------------
                                                                   1999           1998
                                                                 -----------------------
OPERATING ACTIVITIES
Net income                                                       $  9,490       $  7,089
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation and amortization                                 3,071          2,549
      Deferred income tax provision (benefit)
      Undistributed loss of unconsolidated subsidiaries             3,733         (1,151)
      Non-cash compensation expense                                 1,581            441
Changes in operating assets and liabilities:                          971            430
           Due from fiduciary accounts                              9,830          4,984
           Other current assets                                      (938)        (1,738)
           Accrued compensation                                    (4,936)        (2,403)
           Accounts payable and other current liabilities            (683)        (3,870)
Purchases of trading portfolio investments                           (354)        (4,205)
Sales of trading portfolio investments                                185          1,014
Other operating activities, net                                      (247)           350
                                                                 -----------------------
Net cash provided by operating activities                          21,703          3,490

INVESTING ACTIVITIES
Purchases of investments, available for sale                         (636)           (25)
Sales of investments, available for sale                            1,085          3,249
Purchases of property and equipment, net                           (3,255)        (3,047)
Acquisition of unconsolidated subsidiaries                         (1,250)       (11,275)
Other investing activities, net                                       (37)            --
                                                                 -----------------------
Net cash used in investing activities                              (4,093)       (11,098)

FINANCING ACTIVITIES
Dividends paid                                                     (1,533)        (1,262)
Proceeds from the issuance of treasury shares to
    employee stock plans                                              849          1,030
Purchase of treasury stock                                         (3,193)            --
Net (repayments) borrowings on lines of credit                     (4,964)         5,400
Payments on long-term debt                                            (21)        (2,860)
Other financing activities, net                                        75             78
                                                                 -----------------------
Net cash (used in) provided by financing activities                (8,787)         2,386
                                                                 -----------------------

Net increase (decrease) in cash and cash equivalents                8,823         (5,222)
Cash and cash equivalents at beginning of period                      707         11,608
                                                                 -----------------------
Cash and cash equivalents at end of period                       $  9,530       $  6,386
                                                                 =======================


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended December 31, 1998.

E.W. Blanch Holdings, Inc. ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading provider of integrated risk management and distribution services including reinsurance intermediation and technical, analytic, and financial consulting services. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at March 31, 1999, is an unrealized $6,000 gain.

3.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

While an analysis is not complete, based on the Company's derivative positions at March 31, 1999, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

4.  EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the period ended March 31 (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        ------------------------
                                                         1999              1998
                                                        ------------------------
Weighted average shares - basic                         12,773            12,614

Effect of dilutive securities                              780               701
                                                        ------------------------
Weighted average shares- assuming dilution              13,553            13,315
                                                        ========================

5.  BUSINESS SEGMENT INFORMATION

The following is additional business segment information for the three months ended March 31 (in thousands):

Profit (Loss), net of tax                                1999              1998
--------------------------------------------------------------------------------
Domestic Primary                                        $8,689           $6,746
Domestic Wholesale Insurance Services                       --              (69)
                                                        ------------------------
Total Domestic Operations                                8,689            6,677
Foreign Operations                                         801              412
                                                        ------------------------
Consolidated                                            $9,490           $7,089
                                                        ========================

Revenues                                                 1999              1998
--------------------------------------------------------------------------------
Domestic Primary                                       $48,042           $33,930
Domestic Wholesale Insurance Services                       --             2,562
                                                        ------------------------
Total Domestic Operations                               48,042            36,492
Foreign Operations                                      13,970            10,460
                                                        ------------------------
Consolidated                                           $62,012           $46,952
                                                        ========================

6.  COMPREHENSIVE INCOME

During the three months ended March 31, 1999 and 1998, total other comprehensive income (loss) amounted to ($487,000) and $132,000, respectively. Total comprehensive income for the three months ended March 31, 1999 and 1998 amounted to $9,003,000 and $7,221,000, respectively.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

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

STATE OF READINESS

The Company began reviewing all of its information technology ("IT") systems developed internally and from outside vendors in the early 1990's because of the Company's growth and the need to bring about operational improvements. As a result, the Company decided to develop a new back office processing system and to implement a new financial and human resource system. All of these systems are Year 2000 compliant. In 1997, the Company expanded its international operations through the acquisition of Swire Blanch. Since the acquisition, the Company began to integrate all worldwide systems into appropriate existing, Year 2000 compliant Company systems. The integration of the Company's IT systems is expected to be substantially complete by end of the second quarter of 1999. The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 readiness.

The Company markets services and software products that are internally developed or acquired from third party vendors. These software based products and services were developed using Year 2000 compliant technologies. Testing is completed and certifications of compliance have been received on software that the Company developed internally. The Company has obtained written certifications from all of its third party developers of software marketed by the Company. The process of confirming Year 2000 compliance for the software that the Company markets is substantially complete.

Interfaces with Third Parties

The Company is reviewing, and has initiated formal communications with third parties that provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. In May 1998, the Company requested information from customers and vendors regarding the status of their Year 2000 compliance. Follow up requests were sent in December 1998 to those third parties that had not responded to the Company's initial request or that indicated compliance issues. A certification letter has been or will be requested from each of our vendors to validate compliance. The Company has also requested a statement of Year 2000 compliance from companies in which the Company has made capital investments.

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

COSTS

In recent years the Company has made significant investments in new IT systems that are Year 2000 compliant. However, those investments were made for operating reasons other than strictly Year 2000 compliance. As stated above, these systems, whether purchased from an outside vendor or developed internally, are Year 2000 compliant. The schedule to implement these systems has not been accelerated because of the Year 2000 issue, nor have any other system projects been deferred because of the Year 2000 issue. Although the Company does not record or attempt to allocate expenses for these IT systems which relate solely to Year 2000 compliance, due to their immateriality, the Company believes that these costs will not exceed $2 million in total. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by other entities which the Company does not control.

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

CONTINGENCY PLAN

The Company is revising its existing business interruption contingency plans to address internal and external issues specific to Year 2000 compliance, to the extent practicable. Such revisions are expected to be completed by the end of the second quarter of 1999. These plans are intended to enable the Company to continue to operate and include performing certain processes manually; repairing or obtaining replacement systems; and changing suppliers. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal readiness and the status of third party Year 2000 readiness.

Forward-Looking Statements

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosures should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Statements" on page 8.

EUROPEAN MONETARY UNIT

The Company has initiated an analysis of the new European Monetary Unit ("EMU") and its effects on the Company's business processes and IT system requirements. The Company's core back office processing and financial systems are currently capable of handling multiple currencies and will therefore be able to handle the EMU as another currency. However, it is likely that the Company will have to modify its systems to accommodate decimalization and rounding issues, currency conversions, and the new reporting requirements of the EMU. The Company has contracted with an outside consulting firm to develop further detailed business and consequent IT requirements for each phase of the EMU changeover. The Company expects this study to be completed by the end of the second quarter of 1999. The Company's management believes that the costs associated with upgrading IT systems and the impact on business processes will be immaterial to the Company's results of operations, liquidity and financial condition.

GENERAL

The Company is a leading provider of integrated risk management and distribution services, including reinsurance intermediation and technical, analytic, and financial consulting services.

The following is a summary of revenues and income before taxes by geographic area for the three months ended March 31 (in thousands):

                                  1999                          1998
                         ----------------------        ----------------------
                                        Income                        Income
                         Revenues     before taxes     Revenues     before taxes
                         -------        -------        -------        -------
Domestic operations      $48,042        $17,070        $36,492        $11,039
Foreign operations        13,970          2,126         10,460          1,479
                         -------        -------        -------        -------
                         $62,012        $19,196        $46,952        $12,518
                         =======        =======        =======        =======

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

OPERATIONS

The following are the components of revenue from operations for the three months ended March 31 (in thousands):

                                 1999               1998
                               -------            -------
Domestic operations            $46,242            $34,960
Foreign operations              13,426              9,845
                               -------            -------
                               $59,668            $44,805
                               =======            =======

Domestic operations increased $11.3 million, or 32.3%, from the prior year primarily as a result of new client production, recognition of a $3.5 million gain from the sale of the Clarendon National Florida Personal Lines Property program to Tower Hill Insurance Group, Inc. in the first quarter of 1999 and increased revenue resulting from the acquisition of K-2 Technologies Inc. in July 1998.

International operations increased $3.6 million or 36.4% from the prior year as a result of new client production and increased revenue as a result of the acquisition of Dunn & Carter Ltd. in July 1998.

INTEREST INCOME

The following are the components of interest income for the three months ended March 31 (in thousands):

                                 1999               1998
                               -------            -------
Domestic operations            $ 1,800            $ 1,532
Foreign operations                 544                615
                               =======            =======
                               $ 2,344            $ 2,147
                               =======            =======

Interest income is $2.3 million for the three months ended March 31, 1999 compared to $2.1 million the prior year, an increase of $0.2 million or 9.2%.

EXPENSES

Domestic operating expenses increased $5.5 million to $31.0 million, or 21.7%, for the three months ended March 31, 1999 compared to $25.5 million the prior year. This is primarily a result of increases in employee count as well as salaries and benefits expenses including normal salary progressions and the acquisition of K-2 Technologies, Inc. in July 1998. The increase in employees is due to increased business levels and businesses acquired or started by the Company. Domestic operations also experienced increases in travel and marketing, and general and administrative expenses due to increased business levels. General and administrative expenses also include a reserve for a portion of the brokerage recognized in 1998 for the placement of certain workers' compensation reinsurance contracts for the AIG Companies, because the validity of those placements has been placed into question in a judicial proceeding. See "Legal Proceedings" discussion, on page 14, below. Similarly, a portion of the revenues for those placements, which otherwise would have been recognized in the first quarter of 1999, was not recognized, for the same reasons.

International operating expenses increased $2.9 million to $11.8 million, or 31.9% for the three months ended March 31, 1999 compared to $9.0 million the prior year. The reason for the increase is the costs of new operations and the acquisition of Dunn & Carter Ltd. in July 1998. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 35.5% for domestic operations for the three months ended March 31, 1999, compared to 30.3% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 15.2% for foreign operations for the three months ended March 31, 1999, compared to 14.1% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 41.1% for the three months ended March 31, 1999 as compared to 38.4% for the same period the prior year. The increase in the tax rate is due to changes in the apportionment of state taxes and taxes on foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $9.5 million at March 31, 1999.

The Company generated $21.7 million of cash from operations during the first three months of 1999 compared with $3.5 million for the same period in 1998. The increase in operating cash flow in 1999 is primarily due to an increase in earnings, the timing of cash distributions from the fiduciary accounts to the Company and the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $4.1 million for the three months ended March 31, 1999. The Company used $3.3 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. The Company used $1.3 million to acquire a 50% interest in Russell Miller Advisors Asia, LLC ("RMAA"). The Company accounts for RMAA under the equity method as an unconsolidated subsidiary. The Company used $0.6 million for the purchase of available for sale investments and received proceeds from sale of available for sale investments of $1.1 million.

Cash flow used in financing activities was $8.8 million for the three months ended March 31, 1999. The primary source of cash from financing activities were proceeds of $0.8 million from the issuance of treasury shares to fund employee benefit plans. The primary uses of cash for financing activities were $5.0 million for the repayment on lines of credit, $3.2 million for the purchase of treasury stock and $1.5 million of dividends paid to shareholders.

The Company's long-term investment portfolio at March 31, 1999, was $17.4 million, comprised of equity and debt instruments. These investments are classified as available for sale. The market value of the Company's investment portfolio at March 31, 1999, was $0.8 million above cost. The Company's investment in unconsolidated subsidiaries at March 31, 1999 was $19.6 million. The Company's trading portfolio at March 31, 1999 was $5.3 million, which is comprised of debt investments. The market value of the Company's trading portfolio at March 31, 1999 was approximately the same as cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On January 28, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable March 2, 1999 to shareholders of record as of February 9, 1999. On April 26, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable June 1, 1999 to shareholders of record as of May 3, 1999.

The Company has a $100 million revolving credit facility with several banks that will be used to fund general corporate requirements. This facility, which expires in 2001, carries market rates of interest which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement require the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company is currently in compliance with all of its covenants governing its indebtedness. The Company has no balance outstanding under this facility as of March 31, 1999.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first three months of 1999.

Part II.  Other Information

Item 1.   Legal Proceedings

The various lawsuits to which the Company is a party are routine in nature and incidental to the Company's business, with the following exception:

E.W. Blanch Co. ("Blanch"), a subsidiary of the Company, is a third-party defendant in a lawsuit venued in the Supreme Court of the State of New York, County of New York. This lawsuit was instituted on February 16, 1999, and Blanch was added as a third-party defendant on March 23, 1999. Plaintiffs are AIU Insurance Company and various other insurance companies, all of whom are part of the "AIG" group of companies. Defendants are Unicover Managers, Inc. ("Unicover") and ReliaStar Life Insurance Company ("ReliaStar"). Blanch was joined in the lawsuit as a third-party defendant by ReliaStar.

In this lawsuit, AIG as plaintiff alleges that ReliaStar, through its agent Unicover, agreed to provide certain reinsurance protection to AIG, relating to workers compensation insurance policies issued by the plaintiff AIG companies in California and elsewhere in the United States. Defendants assert that the reinsurance coverages in issue never were bound, and defendant ReliaStar further asserts that if defendant Unicover in fact did bind those coverages, it acted beyond the authority granted to it by ReliaStar.

In ReliaStar's third party complaint against Blanch, ReliaStar alleges that Blanch, as AIG's reinsurance broker on the reinsurance placements in issue, knew or should have known that the reinsurance coverages were not bound and knew or should have known that Unicover did not have the authority to bind ReliaStar to those coverages.

The relief being sought by AIG in its complaint against ReliaStar and Unicover is that defendants be required to honor the reinsurance commitments that AIG alleges were made, and be required to pay an unspecified amount of money damages for alleged breach of those reinsurance commitments and (with respect to Unicover) for negligent misrepresentation.

The relief being sought by ReliaStar in its third party complaint against Blanch is that, in the event ReliaStar is found to be liable to AIG, Blanch be required to indemnify and hold ReliaStar harmless for that liability, or in the alternative Blanch be required to make a contribution for a portion of that liability in an amount to be determined by the Court.

Blanch in turn has filed a counterclaim back against ReliaStar and Unicover. The counterclaim alleges that ReliaStar and Unicover in fact did bind the reinsurance coverages in issue, and therefore they owe Blanch the reinsurance brokerage to which Blanch is entitled under those reinsurance contracts, and, alternatively, if it is determined that Unicover misrepresented its authority to bind ReliaStar, that Blanch be awarded money damages resulting from its reliance on those misrepresentations.

This lawsuit is in its preliminary stages. Prior to Blanch being joined in the case, plaintiffs moved for and were denied a preliminary injunction. Discovery has recently commenced. Blanch intends to defend vigorously the claims made against it by ReliaStar and to pursue vigorously its counterclaims against ReliaStar and Unicover.

Management believes, based on current information, that these actions will not have a material adverse effect upon the financial position or results of operations of the Company.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a.)     Exhibits
         Exhibit 27 - Financial Data Schedule

(b.) The registrant did not file a current report on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            E.  W. BLANCH HOLDINGS, INC.


Dated:   May 4, 1999                        /s/ Ian D. Packer
         -----------                        ----------------------------------
                                            Ian D. Packer
                                            Executive Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

                    Exhibit 27       Financial Data Schedule