Form 10-Q
period 1999-06-30
BLANCH E W HOLDINGS INC
filed 1999-08-04
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________ TO __________________



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

The number of shares of the Registrant's common stock outstanding as of June 30, 1999 was 13,080,231.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                          -------------------------   ------------------------
                                              1999          1998          1999         1998
                                          -------------------------   ------------------------
Revenues:
   Operations                              $  56,463     $  45,284     $ 116,131    $  90,089
   Interest income                             1,929         2,083         4,273        4,230
                                          -------------------------   ------------------------
Total revenues                                58,392        47,367       120,404       94,319

Expenses:
   Salaries and benefits                      23,864        23,417        49,749       44,989
   Travel and marketing                        4,629         4,305         8,132        7,440
   General and administrative                 11,285         8,778        23,622       17,437
   Amortization of goodwill                      749           694         1,520        1,388
   Interest expense                              123           469           443          843
                                          -------------------------   ------------------------
Total expenses                                40,650        37,663        83,466       72,097
                                          -------------------------   ------------------------

Income before taxes                           17,742         9,704        36,938       22,222

Income taxes                                   7,682         3,699        15,576        8,507
                                          -------------------------   ------------------------
Net income before minority interest and
    equity in loss of unconsolidated
    subsidiaries                              10,060         6,005        21,362       13,715

Minority interest, net of tax                    (43)         (127)          188           53
Equity in net loss of unconsolidated
    subsidiaries, net of tax                   2,230           536         3,811          977
                                          -------------------------   ------------------------
Net income                                 $   7,873     $   5,596     $  17,363    $  12,685
                                          =========================   ========================


Per share data:
   Basic earnings                          $    0.61     $    0.44     $    1.35    $    1.00
   Diluted earnings                        $    0.58     $    0.42     $    1.28    $    0.95

   Cash dividends declared                 $    0.12     $    0.12     $    0.24    $    0.22

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       1999            1998
                                                                  -----------------------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $    5,133       $      707
   Due from fiduciary accounts                                         37,721           41,551
   Prepaid insurance                                                      150            1,141
   Investments, trading portfolio                                       5,288            5,245
   Other current assets                                                14,297           13,603
                                                                  -----------------------------
Total current assets                                                   62,589           62,247

Long-term investments, available for sale                              19,281           18,427
Investments in unconsolidated subsidiaries                             17,415           20,014
Property and equipment, net                                            35,375           32,420
Intangibles, net                                                       28,292           30,425
Other assets                                                           10,794            8,805
Fiduciary accounts--assets                                            807,846          760,918
                                                                  -----------------------------
Total assets                                                       $  981,592       $  933,256
                                                                  =============================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Accrued compensation                                            $    6,704       $    9,865
   Notes payable to banks under lines of credit                         2,487           11,112
   Accounts payable                                                    14,588           16,950
   Current portion of long-term liabilities                               298              289
   Other current liabilities                                            7,206           10,119
                                                                  -----------------------------
Total current liabilities                                              31,283           48,335

Long-term debt, less current portion                                      408              557
Other liabilities, less current portion                                 9,921            9,177
Fiduciary accounts--liabilities                                       807,846          760,918
                                                                  -----------------------------
Total liabilities                                                     849,458          818,987

MINORITY INTEREST:                                                      3,584            3,632


SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   30,000,000 shares; issued and outstanding: 14,141,671
   shares in 1999 and 1998)                                               141              141
Additional paid in capital                                             60,938           56,996
Treasury stock (1,061,440 shares in 1999 and 1,299,714
   shares in 1998)                                                    (27,536)         (26,598)
Accumulated other comprehensive income                                  1,943            1,327
Retained earnings                                                      93,064           78,771
                                                                  -----------------------------
Total shareholders' equity                                            128,550          110,637
                                                                  -----------------------------
Total liabilities, minority interest and shareholders' equity      $  981,592       $  933,256
                                                                  =============================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              -------------------------
                                                                  1999          1998
                                                              -------------------------
OPERATING ACTIVITIES
Net income                                                     $  17,363     $  12,685
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation and amortization                                6,329         4,961
      Deferred income tax provision (benefit)                     (1,839)       (3,479)
      Undistributed loss of unconsolidated subsidiaries            3,811           977
      Non-cash compensation expense                                2,546         1,262
Changes in operating assets and liabilities:
           Due from fiduciary accounts                             2,847         9,711
           Other current assets                                   (2,192)       (4,145)
           Accrued compensation                                   (3,161)       (4,074)
           Accounts payable and other current liabilities         (4,729)       (5,112)
Purchases of trading portfolio investments                        (1,152)       (8,702)
Sales of trading portfolio investments                               871         5,612
Other operating activities, net                                   (2,398)       (1,227)
                                                              -------------------------
Net cash provided by operating activities                         18,296         8,469

INVESTING ACTIVITIES
Purchases of investments, available for sale                      (1,190)         (330)
Sales of investments, available for sale                           3,631         3,483
Purchases of property and equipment, net                          (8,047)       (6,625)
Acquisition of unconsolidated subsidiaries                        (1,250)      (12,772)
Proceeds from the sale of subsidiaries                             4,260         2,500
Other investing activities, net                                      (90)          173
                                                              -------------------------
Net cash used in investing activities                             (2,686)      (13,571)

FINANCING ACTIVITIES
Dividends paid                                                    (3,070)       (2,795)
Proceeds from the issuance of treasury shares to
    employee stock plans                                           3,653         5,542
Purchase of treasury stock                                        (3,193)       (4,326)
Net (repayments) borrowings on lines of credit                    (8,625)        4,200
Payments on long-term debt                                           (39)       (3,584)
Other financing activities, net                                       90            34
                                                              -------------------------
Net cash used in financing activities                            (11,184)         (929)
                                                              -------------------------

Net increase (decrease) in cash and cash equivalents               4,426        (6,031)
Cash and cash equivalents at beginning of period                     707        11,608
                                                              -------------------------
Cash and cash equivalents at end of period                     $   5,133     $   5,577
                                                              =========================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999


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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at June 30, 1999, is a $145,000 loss.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

While an analysis is not complete, based on the Company's derivative positions at June 30, 1999, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

4. EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                 ---------------------------      ---------------------------
                                                     1999           1998              1999           1998
                                                 ---------------------------      ---------------------------
Weighted average shares - basic                      12,897          12,751           12,835          12,685

Effect of dilutive securities                           772             644              775             644
                                                 ---------------------------      ---------------------------
Weighted average shares - assuming dilution          13,669          13,395           13,610          13,329
                                                 ===========================      ===========================

5. BUSINESS SEGMENT INFORMATION

The following is additional business segment information for the periods indicated (in thousands):

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
----------------------------------------------------------------------------      ---------------------------
PROFIT(LOSS), NET OF TAX                             1999           1998              1999           1998
----------------------------------------------------------------------------      ---------------------------
Domestic Primary                                  $   7,024       $   5,766        $  15,713       $  12,513
Domestic Wholesale Insurance Services                    --            (730)              --            (799)
                                                 ---------------------------      ---------------------------
Total Domestic Operations                             7,024           5,036           15,713          11,714
Foreign Operations                                      849             560            1,650             971
                                                 ---------------------------      ---------------------------
Consolidated                                      $   7,873       $   5,596        $  17,363       $  12,685
                                                 ===========================      ===========================

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
----------------------------------------------------------------------------      ---------------------------
REVENUES                                             1999           1998              1999           1998
----------------------------------------------------------------------------      ---------------------------
Domestic Primary                                  $  45,067       $  35,080        $  93,109       $  69,010
Domestic Wholesale Insurance Services                    --           1,902               --           4,464
                                                 ---------------------------      ---------------------------
Total Domestic Operations                            45,067       $  36,982           93,109       $  73,474
Foreign Operations                                   13,325          10,385           27,295          20,845
                                                 ---------------------------      ---------------------------
Consolidated                                      $  58,392       $  47,367        $ 120,404       $  94,319
                                                 ===========================      ===========================

6. COMPREHENSIVE INCOME

During the three months ended June 30, 1999 and 1998, total other comprehensive income amounted to $1,103,000 and $955,000, respectively. Total comprehensive income for the three months ended June 30, 1999 and 1998 amounted to $8,976,000 and $6,551,000, respectively.

During the six months ended June 30, 1999 and 1998, total other comprehensive income amounted to $616,000 and $1,088,000, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 amounted to $17,979,000 and $13,773,000, respectively.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: market dynamics, interest rate changes, regulatory changes, competition, legal proceedings that could impact reinsurance placements facilitated by the Company, and the failure of the Company and its subsidiaries or significant third parties to achieve Year 2000 compliance or material expense in connection with such compliance. Additional information concerning risk factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

YEAR 2000 ISSUE

BACKGROUND

The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Computer systems using a two-digit format will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of those systems.

STATE OF READINESS

The Company began reviewing all of its information technology ("IT") systems developed internally and from outside vendors in the early 1990's because of the Company's growth and the need to bring about operational improvements. As a result, the Company decided to develop a new back office processing system and to implement a new financial and human resource system. All of these systems are Year 2000 compliant. In 1997, the Company expanded its international operations through the acquisition of Swire Blanch. Since the acquisition, the Company began to integrate all worldwide systems into appropriate existing, Year 2000 compliant Company systems. The integration of the Company's IT systems is substantially complete. The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 readiness.

The Company markets services and software products that are internally developed or acquired from third party vendors. These software based products and services were developed using Year 2000 compliant technologies. Testing is completed and certifications of compliance have been received on software that the Company developed internally. The Company has obtained written certifications from all of its third party developers of software marketed by the Company. The process of confirming Year 2000 compliance for the software that the Company currently markets is complete.

Interfaces with Third Parties

The Company is reviewing, and has initiated formal communications with third parties that provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. In May 1998, the Company requested information from customers and vendors regarding the status of their Year 2000 compliance. Follow up requests were sent in December 1998 to those third parties that had not responded to the Company's initial request or that indicated compliance issues. A certification letter has been requested from each of our vendors to validate compliance. The Company has received responses from a majority of its vendors. Of the responses received from the Company's critical vendors (i.e. financial institutions and technical vendors), a majority have been determined to be Year 2000 compliant. Additional follow up requests will be sent to those vendors that have not responded to previous requests or that have indicated compliance issues. Contingency plans are currently being formulated for these vendors. The Company has also requested a statement of Year 2000 compliance from companies in which the Company has made capital investments. The Company has received responses from a majority of the companies that inquiries were sent to. The Company is in the process of following up with those companies that have not responded or have indicated compliance issues.

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

COSTS

In recent years the Company has made significant investments in new IT systems that are Year 2000 compliant. However, those investments were made for operating reasons other than strictly Year 2000 compliance. As stated above, these systems, whether purchased from an outside vendor or developed internally, are Year 2000 compliant. The schedule to implement these systems has not been accelerated because of the Year 2000 issue, nor have any other system projects been deferred because of the Year 2000 issue. Although the Company does not record or attempt to allocate expenses for these IT systems which relate solely to Year 2000 compliance, due to their immateriality, the Company believes that these costs will not exceed $2 million in total. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by other entities, which the Company does not control.

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

CONTINGENCY PLANS

The Company has further integrated its existing business interruption and Year 2000 contingency plans to address internal and external issues specific to Year 2000 compliance, to the extent practicable. These plans are intended to enable the Company to continue to operate and include performing certain processes manually; repairing or obtaining replacement systems; and changing suppliers. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal readiness and the status of third party Year 2000 readiness.

Forward-Looking Statements

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosures should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Statements" on page 8.

EUROPEAN MONETARY UNIT

The Company has initiated an analysis of the new European Monetary Unit ("EMU") and its effects on the Company's business processes and IT system requirements. The Company's core back office processing and financial systems are currently capable of handling multiple currencies and will therefore be able to handle the EMU as another currency. However, it is likely that the Company will have to modify its systems to accommodate decimalization and rounding issues, currency conversions, and the new reporting requirements of the EMU. The Company has contracted with an outside consulting firm to develop further detailed business and consequent IT requirements for each phase of the EMU changeover. This study has been completed and a three year project plan approved by the Company's audit committee in the second quarter of 1999. The Company's management believes that the costs associated with upgrading IT systems and the impact on business processes will be immaterial to the Company's results of operations, liquidity and financial condition.

UNICOVER LITIGATION

It has been publicly reported that certain lawsuits and arbitrations have been commenced that relate directly or indirectly to one or more reinsurance pools managed by Unicover Managers, Inc. ("Unicover"). The Company has been named as a third-party defendant in one such lawsuit, as described in more detail under "Legal Proceedings" on page 15. Management of the Company believes, based on current information, that this proceeding will not have a material effect upon the financial position or results of operations of the Company.

The Company is not currently a party to any other proceedings that relate directly or indirectly to the Unicover reinsurance pool nor, to the Company's knowledge, do these other proceedings place in issue the validity of the reinsurance programs the Company has placed through Unicover on behalf of its clients. Nonetheless, these proceedings, and the negative publicity concerning Unicover generally, could impact those reinsurance programs and thereby could have a material adverse impact on the Company's revenues, both prospectively and retroactively. The Company intends to monitor developments relating to Unicover closely and to review on a regular basis whether circumstances warrant changes in how the Company is accounting for these transactions.

GENERAL

The Company is a leading provider of integrated risk management and distribution services, including reinsurance intermediation and technical, analytic, and financial consulting services.

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

                            THREE MONTHS ENDED              THREE MONTHS ENDED
                              JUNE 30, 1999                    JUNE 30, 1998
                       ----------------------------    ----------------------------
                                           Income                         Income
                         Revenues      before taxes      Revenues      Before taxes
                       ------------    ------------    ------------    ------------
Domestic operations    $     45,067    $     15,242    $     36,982    $      8,254
Foreign operations           13,325           2,500          10,385           1,450
                       ------------    ------------    ------------    ------------
                       $     58,392    $     17,742    $     47,367    $      9,704
                       ============    ============    ============    ============

                             SIX MONTHS ENDED                SIX MONTHS ENDED
                              JUNE 30, 1999                    JUNE 30, 1998
                       ----------------------------    ----------------------------
                                           Income                         Income
                         Revenues      before taxes      Revenues      Before taxes
                       ------------    ------------    ------------    ------------
Domestic operations    $     93,109    $     32,312    $     73,474    $     19,293
Foreign operations           27,295           4,626          20,845           2,929
                       ------------    ------------    ------------    ------------
                       $    120,404    $     36,938    $     94,319    $     22,222
                       ============    ============    ============    ============


SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

OPERATIONS

The following are the components of revenue from operations for the quarter ended June 30 (in thousands):

                                            1999           1998
                                       ------------    ------------
Domestic operations                    $     43,684    $     35,479
Foreign operations                           12,779           9,805
                                       ------------    ------------
                                       $     56,463    $     45,284
                                       ============    ============

Domestic operations increased $8.2 million, or 23.1%, from the prior year primarily as a result of new client production.

International operations increased $3.0 million or 30.3% from the prior year as a result of new client production and increased revenue as a result of the acquisition of Dunn & Carter Ltd. in July 1998.

INTEREST INCOME

The following are the components of interest income for the quarter ended June 30 (in thousands):

                                           1999            1998
                                       ------------    ------------
Domestic operations                    $      1,383    $      1,503
Foreign operations                              546             580
                                       ------------    ------------
                                       $      1,929    $      2,083
                                       ============    ============

Interest income is $1.9 million for the quarter ended June 30, 1999 compared to $2.1 million the prior year, a decrease of $0.2 million or 7.4%.

EXPENSES

Domestic operating expenses increased $1.1 million to $29.8 million, or 3.8%, for the quarter ended June 30, 1999 compared to $28.7 million the prior year. This is primarily due to increases in travel and marketing, and general and administrative expenses due to increased business levels and the acquisition of K2 Technologies, Inc. in July 1998.

International operating expenses increased $1.9 million to $10.8 million, or 21.2% for the quarter ended June 30, 1999 compared to $8.9 million the prior year. The reason for the increase is the costs of new operations and the acquisition of Dunn & Carter Ltd. in July 1998. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

EQUITY IN NET LOSS OF UNCONSOLIDATED SUBSIDIARIES

Equity in net loss of unconsolidated subsidiaries increased $1.7 million to $2.2 million for the three months ended June 30, 1999, compared to $0.5 million the prior year. The primary reason is the start up nature of the Company's equity investment in Insurance Holdings of America, Inc.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 33.8% for domestic operations for the quarter ended June 30, 1999, compared to 22.3% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 18.8% for foreign operations for the three months ended June 30, 1999, compared to 14.0% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 43.3% for the quarter ended June 30, 1999 as compared to 38.1% for the same period the prior year. The increase in the tax rate is due to changes in the apportionment of state taxes and taxes on foreign operations.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

OPERATIONS

The following are the components of revenue from operations for the six months ended June 30 (in thousands):

                                           1999             1998
                                       ------------    ------------
Domestic operations                    $     89,926    $     70,439
Foreign operations                           26,205          19,650
                                       ------------    ------------
                                       $    116,131    $     90,089
                                       ============    ============

Domestic operations increased $19.5 million, or 27.7% from the prior year primarily as a result of new client production and recognition of a $3.5 million gain from the sale of the Clarendon National Florida Personal Lines Property program to Tower Hill Insurance Group, Inc. in the first quarter of 1999.

International operations increased $6.6 million or 33.4% from the prior year as a result of new client production and increased revenue as a result of the acquisition of Dunn & Carter Ltd. in July 1998.

INTEREST INCOME

The following are the components of interest income for the six months ended June 30 (in thousands):

                                           1999             1998
                                       ------------    ------------
Domestic operations                    $      3,183    $      3,035
Foreign operations                            1,090           1,195
                                       ------------    ------------
                                       $      4,273    $      4,230
                                       ============    ============

Interest income increased slightly for the six months ended June 30, 1999 as compared to the prior year.

EXPENSES

Domestic operating expenses increased $6.6 million to $60.8 million, or 12.2%, for the six months ended June 30, 1999 compared to $54.2 million the prior year. This is primarily a result of increases in employee count as well as salaries and benefits expenses including normal salary progressions and the acquisition of K2 Technologies, Inc. in July 1998. The increase in employees is due to increased business levels and businesses acquired or started by the Company. Domestic operations also experienced increases in travel and marketing, and general and administrative expenses due to increased business levels. General and administrative expenses also include a reserve for a portion of the brokerage recognized in 1998 for the placement of certain workers' compensation reinsurance contracts for the AIG Companies, because the validity of those placements has been placed into question in a judicial proceeding. See "Legal Proceedings" discussion, on page 15, below. Similarly, a portion of the revenues for those placements, which otherwise would have been recognized in 1999, was not recognized, for the same reasons.

International operating expenses increased $4.8 million to $22.7 million, or 26.5% for the six months ended June 30, 1999, compared to $17.9 million the prior year. The reason for the increase is the costs of new operations and the acquisition of Dunn & Carter Ltd. in July 1998. Similar to the Company's domestic operations, approximately two-thirds of these expenses relate to salaries and benefits for employees.

EQUITY IN NET LOSS OF UNCONSOLIDATED SUBSIDIARIES

Equity in net loss of unconsolidated subsidiaries increased $2.8 million to $3.8 million for the six months ended June 30, 1999, compared to $1.0 million the prior year. The primary reason is the start up nature of the Company's equity investment in Insurance Holdings of America, Inc.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 34.7% for domestic operations for the six months ended June 30, 1999, compared to 26.3% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 16.9% for foreign operations for the six months ended June 30, 1999, compared to 14.1% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 42.2% for the six months ended June 30, 1999 as compared to 38.3% for the same period the prior year. The increase in the tax rate is due to changes in the apportionment of state taxes and taxes on foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $5.1 million at June 30, 1999.

The Company generated $18.3 million of cash from operations during the first six months of 1999 compared with $8.5 million for the same period in 1998. The increase in operating cash flow in 1999 is primarily due to an increase in earnings, less net cash outflow from trading portfolio investments, and the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $2.7 million for the six months ended June 30, 1999. The Company used $8.0 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. The

Company used $1.3 million to acquire a 50% interest in Russell Miller Advisors Asia, LLC ("RMAA"). The Company accounts for RMAA under the equity method as an unconsolidated subsidiary. The Company used $1.2 million for the purchase of available for sale investments and received proceeds from sale of available for sale investments of $3.6 million. The Company received $4.3 million in proceeds from the sale of two non-strategic subsidiaries of Swire Blanch in the second quarter of 1999. The Company recognized an immaterial gain with this disposition.

Cash flow used in financing activities was $11.2 million for the six months ended June 30, 1999. The primary source of cash from financing activities was proceeds of $3.7 million from the issuance of treasury shares to fund employee benefit plans. The primary uses of cash for financing activities were $8.6 million for the repayment on lines of credit, $3.2 million for the purchase of treasury stock and $3.1 million of dividends paid to shareholders.

The Company's long-term investment portfolio at June 30, 1999 was $19.3 million, comprised of equity and debt instruments. These investments are classified as available for sale. The market value of the Company's available for sale investment portfolio at June 30, 1999, was $4.0 million above cost. The Company's investment in unconsolidated subsidiaries at June 30, 1999 was $17.4 million. The Company's trading portfolio at June 30, 1999 was $5.3 million, which is comprised of debt investments. The market value of the Company's trading portfolio at June 30, 1999 was $0.1 million below cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On January 28, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable March 2, 1999 to shareholders of record as of February 9, 1999. On April 26, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable June 1, 1999 to shareholders of record as of May 3, 1999. On July 22, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable September 1, 1999 to shareholders of record as of August 2, 1999.

The Company has a $100 million revolving credit facility with several banks that will be used to fund general corporate requirements. This facility, which expires in 2001, carries market rates of interest, which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement require the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company is currently in compliance with all of its covenants governing its indebtedness. The Company has no balance outstanding under this facility as of June 30, 1999.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first six months of 1999.

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

Items 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on April 22, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon:

         *    Election of directors:

              Newly elected directors:
                                               In Favor      Withheld
              Edgar W. Blanch, Jr.            10,698,607      26,458
              William B. Madden               10,697,707      27,358
              Steven G. Rothmeier             10,697,707      27,358

         *    Approval of the E.W. Blanch Holdings, Inc. Management Incentive
              Plan.

                         In Favor       Opposed       Abstain
                         9,993,301      202,099       529,665

         * Ratification of Ernst & Young LLP as the auditors for the Company for the year 1999.

                         In Favor       Opposed       Abstain
                        10,713,556       5,872         5,637

Item 6. Exhibits and Reports on Form 8-K.

(a.)     Exhibits
         Exhibit 27 - Financial Data Schedule

(b.) The registrant did not file a current report on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       E. W. BLANCH HOLDINGS, INC.


Dated:  July 27, 1999                  /s/ Ian D. Packer
       ---------------                 -----------------------------------------
                                       Ian D. Packer
                                       Executive Vice President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

                  Exhibit 27      Financial Data Schedule