Form 10-Q
period 1999-09-30
BLANCH E W HOLDINGS INC
filed 1999-11-15
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  _______________ TO __________________


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

The number of shares of the Registrant's common stock outstanding as of September 30, 1999 was 13,151,339.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                           ------------------    --------------------
                                             1999       1998        1999        1998
                                           ------------------    --------------------
Revenues:
   Operations                              $56,453    $52,539    $172,584    $142,628
   Interest income                           2,549      2,504       6,822       6,734
                                           ------------------    --------------------
Total revenues                              59,002     55,043     179,406     149,362

Expenses:
   Salaries and benefits                    23,770     22,894      73,519      67,883
   Travel and marketing                      3,277      3,609      11,409      11,049
   General and administrative               10,608     10,018      34,230      27,455
   Amortization of goodwill                    735        696       2,255       2,084
   Interest expense                            245        550         688       1,393
                                           ------------------    --------------------
Total expenses                              38,635     37,767     122,101     109,864
                                           ------------------    --------------------

Income before taxes                         20,367     17,276      57,305      39,498

Income taxes                                 7,832      6,689      23,408      15,196
                                           ------------------    --------------------
Net income before minority interest and
    equity in loss of unconsolidated
    subsidiaries                            12,535     10,587      33,897      24,302

Minority interest, net of tax                   17        535         205         588
Equity in net loss of unconsolidated
    subsidiaries, net of tax                 1,761      1,435       5,572       2,412
                                           ------------------    --------------------
Net income                                 $10,757    $ 8,617    $ 28,120    $ 21,302
                                           ==================    ====================

Per share data:
   Basic earnings                          $  0.83    $  0.67    $   2.18    $   1.67
   Diluted earnings                        $  0.78    $  0.65    $   2.05    $   1.62

   Cash dividends declared                 $  0.12    $  0.12    $   0.36    $   0.34


SEE ACCOMPANYING NOTES.

                          E. W. Blanch Holdings, Inc.

                          Consolidated Balance Sheets
                                 (in thousands)

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                    1999          1998
                                                               ---------------------------
                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $   3,036     $     707
   Due from fiduciary accounts                                      43,687        41,551
   Prepaid insurance                                                 1,415         1,141
   Investments, trading portfolio                                    5,149         5,245
   Other current assets                                             12,282        13,603
                                                                 -----------------------
Total current assets                                                65,569        62,247

Long-term investments, available for sale                           19,406        18,427
Investments in unconsolidated subsidiaries                          15,612        20,014
Property and equipment, net                                         38,299        32,420
Intangibles, net                                                    48,774        30,425
Other assets                                                        10,465         8,805
Fiduciary accounts--assets                                         750,850       760,918
                                                                 -----------------------
Total assets                                                     $ 948,975     $ 933,256
                                                                 =======================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Accrued compensation                                          $   9,591     $   9,865
   Notes payable to banks under lines of credit                     17,463        11,112
   Accounts payable                                                 16,498        16,950
   Current portion of long-term liabilities                            235           289
   Other current liabilities                                         6,344        10,119
                                                                 -----------------------
Total current liabilities                                           50,131        48,335

Long-term debt, less current portion                                   408           557
Other liabilities, less current portion                              7,667         9,177
Fiduciary accounts--liabilities                                    750,850       760,918
                                                                 -----------------------
Total liabilities                                                  809,056       818,987

MINORITY INTEREST:                                                      84         3,632

SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   30,000,000 shares; issued and outstanding: 14,141,671
   shares in 1999 and 1998)                                            141           141
Additional paid in capital                                          61,115        56,996
Treasury stock (990,332 shares in 1999 and 1,299,714
   shares in 1998)                                                 (25,644)      (26,598)
Accumulated other comprehensive income                               1,951         1,327
Retained earnings                                                  102,272        78,771
                                                                 -----------------------
Total shareholders' equity                                         139,835       110,637
                                                                 -----------------------
Total liabilities, minority interest and shareholders' equity    $ 948,975     $ 933,256
                                                                 =======================

SEE ACCOMPANYING NOTES.

                          E. W. Blanch Holdings, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                   Unaudited

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ---------------------
                                                                 1999         1998
                                                               ---------------------
OPERATING ACTIVITIES
Net income                                                     $ 28,120     $ 21,302
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                9,298        7,966
     Deferred income tax provision (benefit)                     (4,054)       1,195
     Undistributed loss of unconsolidated subsidiaries            5,572        2,412
     Non-cash compensation expense                                3,949        2,070
Changes in operating assets and liabilities:
        Due from fiduciary accounts                              (2,673)       1,056
        Other current assets                                        549       (4,804)
        Accrued compensation                                       (274)      (1,328)
        Accounts payable and other current liabilities           (6,388)      (3,582)
Purchases of trading portfolio investments                       (2,503)      (9,028)
Sales of trading portfolio investments                            2,063        5,743
Other operating activities, net                                  (3,895)       4,077
                                                               ---------------------
Net cash provided by operating activities                        29,764       27,079

INVESTING ACTIVITIES
Purchases of investments, available for sale                     (2,183)      (1,289)
Sales of investments, available for sale                          3,969        4,602
Purchases of property and equipment, net                        (13,081)     (12,809)
Acquisition of unconsolidated subsidiaries and consolidated
     subsidiaries, net of cash acquired                         (22,526)     (28,330)
Proceeds from the sale of subsidiaries                            4,260        2,500
Other investing activities, net                                    (865)         201
                                                               ---------------------
Net cash used in investing activities                           (30,426)     (35,125)

FINANCING ACTIVITIES
Dividends paid                                                   (4,618)      (4,311)
Proceeds from the issuance of treasury shares to
    employee stock plans                                          4,320        5,870
Purchase of treasury stock                                       (3,193)      (4,326)
Net borrowings on lines of credit                                 6,351        3,800
Payments on long-term debt                                          (39)        (445)
Other financing activities, net                                     170          117
                                                               ---------------------
Net cash provided by financing activities                         2,991          705
                                                               ---------------------

Net increase (decrease) in cash and cash equivalents              2,329       (7,341)
Cash and cash equivalents at beginning of period                    707       11,608
                                                               ---------------------
Cash and cash equivalents at end of period                     $  3,036     $  4,267
                                                               =====================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 1999


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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the British pound sterling. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholder's Equity. The cumulative translation adjustment at September 30, 1999, is a $150,000 gain.

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

While an analysis is not complete, based on the Company's derivative positions at September 30, 1999, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

4. EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1999        1998       1999      1998
                                              ------------------    ------------------
Weighted average shares - basic               12,974      12,804    12,878      12,725

Effect of dilutive securities                    873         445       824         429
                                              ------------------    ------------------
Weighted average shares - assuming dilution   13,847      13,249    13,702      13,154
                                              ==================    ==================

5. BUSINESS SEGMENT INFORMATION

The following is additional business segment information for the periods indicated (in thousands):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                            --------------------   -------------------
PROFIT(LOSS), NET OF TAX                      1999       1998      1999       1998
----------------------------------------------------------------   -------------------
Domestic Primary                              $8,733      $8,053   $24,446     $20,565
Domestic Wholesale Insurance Services             --        (163)       --        (962)
                                            --------------------   -------------------
Total Domestic Operations                      8,733       7,890    24,446      19,603
Foreign Operations                             2,024         727     3,674       1,699
                                            --------------------   -------------------
Consolidated                                 $10,757      $8,617   $28,120     $21,302
                                            ====================   ===================

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                            --------------------   -------------------
REVENUES                                       1999       1998       1999       1998
----------------------------------------------------------------   -------------------
Domestic Primary                             $46,318     $41,087   $139,427   $110,097
Domestic Wholesale Insurance Services             --         (78)        --      4,386
                                            --------------------   -------------------
Total Domestic Operations                     46,318     $41,009    139,427   $114,483
Foreign Operations                            12,684      14,034     39,979     34,879
                                            --------------------   -------------------
Consolidated                                 $59,002     $55,043   $179,406   $149,362
                                            ====================   ===================

6. COMPREHENSIVE INCOME

During the three months ended September 30, 1999 and 1998, total other comprehensive income (loss) amounted to $8,000 and ($617,000), respectively. Total comprehensive income for the three months ended September 30, 1999 and 1998 amounted to $10,765,000 and $8,000,000, respectively.

During the nine months ended September 30, 1999 and 1998, total other comprehensive income amounted to $624,000 and $471,000, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 amounted to $28,744,000 and $21,773,000, respectively.

7. ACQUISITIONS

During the third quarter of 1999, the Company acquired JD Warren, Inc., a Pittsburgh, PA based services company specializing in the identification and recovery of outstanding third party deductibles for the insurance industry. This acquisition is accounted for under the purchase method.

The following are the Pro Forma results for the Company had JD Warren, Inc. been acquired at the beginning of the periods indicated (in thousands):

                                  NINE MONTHS ENDED
                                    SEPTEMBER 30,
                              -------------------------
                                   1999           1998
                              -------------------------
Revenues                       $180,987       $150,747
Net Income                      $27,692        $20,916

Also, in the third quarter of 1999, the Company purchased the thirty percent of its international joint venture, Swire Blanch Insurance (Holdings), Ltd., it did not previously own. Swire Blanch Insurance (Holdings), Ltd. is now a wholly owned subsidiary of the Company and has been renamed E.W. Blanch Holdings, Ltd.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: market dynamics (including the workers' compensation reinsurance market as discussed on page 10 below), interest rate changes, regulatory changes, competition, legal proceedings that could impact reinsurance placements facilitated by the Company, and the failure of the Company and its subsidiaries or significant third parties to achieve Year 2000 compliance or material expense in connection with such compliance. Additional information concerning risk factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

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

Interfaces with Third Parties

The Company is reviewing, and has initiated formal communications with third parties that provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. In May 1998, the Company requested information from customers and vendors regarding the status of their Year 2000 compliance. Follow up requests were sent in December 1998 to those third parties that had not responded to the Company's initial request or that indicated compliance issues. A certification letter has been requested from each of our vendors to validate compliance. The Company has received responses from a majority of its vendors. Of the responses received from the Company's critical vendors (i.e. financial institutions and technical vendors), a majority have been determined to be Year 2000 compliant. Additional follow up requests were sent in the third quarter of 1999 to those vendors that have not responded to previous requests or that have indicated compliance issues. Contingency plans are currently being formulated for these vendors. The Company has also requested a statement of Year 2000 compliance from companies in which the Company has made capital investments. The Company has received responses from a majority of the companies that inquiries were sent to. The Company is in the process of following up with those companies that have not responded or have indicated compliance issues.

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

UNICOVER LITIGATION AND WORKERS' COMPENSATION REINSURANCE ISSUES

It has been publicly reported that certain lawsuits and arbitrations have been commenced that relate directly or indirectly to one or more reinsurance pools managed by Unicover Managers, Inc. ("Unicover"). The Company has been named as a third-party defendant in one such lawsuit, as described in more detail under "Legal Proceedings" on page 16. Management of the Company believes, based on current information, that this proceeding will not have a material effect upon the financial position or results of operations of the Company. The Company is not currently a party to any other proceedings that relate directly or indirectly to the Unicover reinsurance pool nor, to the Company's knowledge, do these other proceedings place in issue the validity of the reinsurance programs the Company has placed through Unicover on behalf of its clients.

There are certain ongoing discussions between clients of the Company, who issue primary workers' compensation insurance policies, and reinsurers of those clients for those policies. These discussions primarily involve reinsurers who were represented by Unicover. These discussions may result in a renegotiation of the reinsurance coverages at issue, and in conjunction with any such renegotiations it is possible that the Company's brokerage revenues for those reinsurance placements could be impacted in a material adverse manner, both retroactively, and prospectively.

GENERAL

The Company is a leading provider of integrated risk management and distribution services, including reinsurance intermediation and technical, analytic, and financial consulting services.

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

                           THREE MONTHS ENDED               THREE MONTHS ENDED
                           SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                      ---------------------------      ----------------------------
                                        Income                            Income
                      Revenues       Before taxes      Revenues        Before taxes
                      --------       ------------      --------        ------------
Domestic operations   $46,318           $16,805         $41,009           $14,937
Foreign operations     12,684             3,562          14,034             2,339
                      -------           -------         -------           -------
                      $59,002           $20,367         $55,043           $17,276
                      =======           =======         =======           =======

                           NINE MONTHS ENDED                NINE MONTHS ENDED
                           SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                      ---------------------------      ----------------------------
                                        Income                            Income
                      Revenues       Before taxes      Revenues        Before taxes
                      --------       ------------      --------        ------------
Domestic operations   $139,427          $49,117        $114,483           $34,230
Foreign operations      39,979            8,188          34,879             5,268
                      --------          -------        --------           -------
                      $179,406          $57,305        $149,362           $39,498
                      ========          =======        ========           =======

In the third quarter of 1999, the Company acquired JD Warren, Inc., a Pittsburgh, PA based services company specializing in the identification and recovery of outstanding third party deductibles for the insurance industry.

In the third quarter of 1999, the Company also acquired the thirty percent of its international joint venture, Swire Blanch Insurance (Holdings), Ltd., it did not previously own. Swire Blanch Insurance (Holdings), Ltd. is now a wholly owned subsidiary of the Company and has been renamed E.W. Blanch Holdings, Ltd.

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

OPERATIONS

The following are the components of revenue from operations for the quarter ended September 30 (in thousands):

                                    1999            1998
                                  -------         -------
   Domestic operations            $44,327         $39,118
   Foreign operations              12,126          13,421
                                  -------         -------
                                  $56,453         $52,539
                                  =======         =======

Domestic operations increased $5.2 million, or 13.3%, from the prior year primarily as a result of new client production.

Foreign operations decreased $1.3 million or 9.6% from the prior year as a result of the sale of two non-strategic subsidiaries of E.W. Blanch Holdings, Ltd. in the second quarter of 1999.

INTEREST INCOME

The following are the components of interest income for the quarter ended September 30 (in thousands):

                                   1999            1998
                                  ------          ------
   Domestic operations            $1,991          $1,891
   Foreign operations                558             613
                                  ------          ------
                                  $2,549          $2,504
                                  ======          ======

Interest income increased slightly for the quarter ended September 30, 1999 as compared to the prior year.

EXPENSES

Domestic operating expenses increased $3.4 million to $29.5 million, or 13.1%, for the quarter ended September 30, 1999 compared to $26.1 million the prior year. This is primarily a result of increases in salary and benefits due to increased employee count and normal salary progressions, and increased general and administrative expenses due to increased business levels.

Foreign operating expenses decreased $2.6 million to $9.1 million, or 21.9% for the quarter ended September 30, 1999 compared to $11.7 million the prior year. The reason for the decrease is primarily due to the sale of two non-strategic subsidiaries of E.W. Blanch Holdings, Ltd. in the second quarter of 1999.

EQUITY IN NET LOSS OF UNCONSOLIDATED SUBSIDIARIES

Equity in net loss of unconsolidated subsidiaries increased $0.3 million to $1.8 million for the three months ended September 30, 1999, compared to $1.4 million the prior year. The primary reason is the start up nature of the Company's equity investment in Insurance Holdings of America, Inc. ("IHA"). Future losses from the IHA investment will be limited to the Company's pre-tax basis of $2.2 million. Any future loss in excess of this amount will not be recognized by the Company.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 36.3% for domestic operations for the quarter ended September 30, 1999, compared to 36.4% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 28.1% for foreign operations for the three months ended September 30, 1999, compared to 16.7% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 38.5% for the quarter ended September 30, 1999 as compared to 38.7% for the same period the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

OPERATIONS

The following are the components of revenue from operations for the nine months ended September 30 (in thousands):

                                        1999          1998
                                      --------      --------
   Domestic operations                $134,253      $109,557
   Foreign operations                   38,331        33,071
                                      --------      --------
                                      $172,584      $142,628
                                      ========      ========

Domestic operations increased $24.7 million, or 22.5% from the prior year primarily as a result of new client production and recognition of a $3.5 million gain from the sale of the Clarendon National Florida Personal Lines Property program to Tower Hill Insurance Group, Inc. in the first quarter of 1999.

Foreign operations increased $5.3 million or 15.9% from the prior year as a result of new client production and increased revenue as a result of the acquisition of Dunn & Carter Ltd. in July 1998.

INTEREST INCOME

The following are the components of interest income for the nine months ended September 30 (in thousands):

                                         1999          1998
                                        ------        ------
   Domestic operations                  $5,174        $4,926
   Foreign operations                    1,648         1,808
                                        ------        ------
                                        $6,822        $6,734
                                        ======        ======

Interest income increased slightly for the nine months ended September 30, 1999 as compared to the prior year.

EXPENSES

Domestic operating expenses increased $10.1 million to $90.3 million, or 12.5%, for the nine months ended September 30, 1999, compared to $80.3 million the prior year. This is primarily a result of an increase in general and administrative expenses due to increased business levels. General and administrative expenses also include a reserve for a portion of the brokerage recognized in 1998 for the placement of certain workers' compensation reinsurance contracts for the AIG Companies, because the validity of those placements has been placed into question in a judicial proceeding. See "Legal Proceedings" discussion, on page 16, below. Similarly, a portion of the revenues for those placements, which otherwise would have been recognized in 1999, was not recognized, for the same reasons. Domestic operations also experienced increases in employee count and normal salary progressions. The increase in employees is due to increased business levels and businesses acquired or started by the Company.

Foreign operating expenses increased $2.2 million to $31.8 million, or 7.4% for the nine months ended September 30, 1999, compared to $29.6 million the prior year. The reason for the increase is the costs of new operations and the acquisition of Dunn & Carter Ltd. in July 1998. These increases were partially offset by the sale of two non-strategic subsidiaries of E.W. Blanch Holdings, Ltd. in the second quarter of 1999.

EQUITY IN NET LOSS OF UNCONSOLIDATED SUBSIDIARIES

Equity in net loss of unconsolidated subsidiaries increased $3.2 million to $5.6 million for the nine months ended September 30, 1999, compared to $2.4 million the prior year. The primary reason is the start up nature of the Company's equity investment in IHA. Future losses from the IHA investment will be limited to the Company's pre-tax basis of $2.2 million. Any future loss in excess of this amount will not be recognized by the Company.


PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 35.2% for domestic operations for the nine months ended September 30, 1999, compared to 29.9% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 20.5% for foreign operations for the nine months ended September 30, 1999, compared to 15.1% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 40.8% for the nine months ended September 30, 1999 as compared to 38.5% for the same period the prior year. The increase in the tax rate is due to changes in the apportionment of state taxes and taxes on foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $3.0 million at September 30, 1999.

The Company generated $29.8 million of cash from operations during the first nine months of 1999 compared with $27.1 million for the same period in 1998. The increase in operating cash flow in 1999 is primarily due to an increase in earnings and the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $30.4 million for the nine months ended September 30, 1999. The Company used $13.1 million of cash for the purchase of property and equipment, primarily computerized systems. The Company intends to increase its investment in such systems. The Company used $1.3 million to acquire a 50% interest in Russell Miller Advisors Asia, LLC ("RMAA"). The Company accounts for RMAA under the equity method as an unconsolidated subsidiary. The Company used $17.4 million for the acquisition of JD Warren, Inc. and used $3.8 million for the purchase of the remaining thirty percent of Swire Blanch that the Company did not previously own. The Company used $2.2 million for the purchase of available for sale investments and received proceeds from sale of available for sale investments of $4.0 million. The Company received $4.3 million in proceeds from the sale of two non-strategic subsidiaries of E.W. Blanch Holdings, Ltd. in the second quarter of 1999. The Company recognized an immaterial gain with this disposition.

Cash flow generated from financing activities was $3.0 million for the nine months ended September 30, 1999. The primary sources of cash from financing activities were proceeds of $4.3 million from the issuance of treasury shares to fund employee benefit plans and proceeds of $6.4 million from the net borrowings on lines of credit. The primary uses of cash for financing activities were $3.2 million for the purchase of treasury stock and $4.6 million of dividends paid to shareholders.

The Company's long-term investment portfolio at September 30, 1999 was $19.4 million, comprised of equity and debt instruments. These investments are classified as available for sale. The market value of the Company's available for sale investment portfolio at September 30, 1999, was $3.4 million above cost. The Company's investment in unconsolidated subsidiaries at September 30, 1999 was $15.6 million. The Company's trading portfolio at September 30, 1999 was $5.1 million, which is comprised of debt investments. The market value of the Company's trading portfolio at September 30, 1999 was $0.1 million below cost. Cash, short-term investments and the Company's revolving credit facilities are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On January 28, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable March 2, 1999 to shareholders of record as of February 9, 1999. On April 26, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable June 1, 1999 to shareholders of record as of May 3, 1999. On July 22, 1999, the Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable September 1, 1999 to shareholders of record as of August 2, 1999. On October 28, 1999, the Board of Directors declared an increase to the quarterly cash dividend to $0.14 per share, payable December 1, 1999 to shareholders of record as of November 12, 1999.

The Company has a $100 million revolving credit facility with several banks that will be used to fund general corporate requirements. This facility, which expires in 2001, carries market rates of interest, which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement require the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company is currently in compliance with all of its covenants governing its indebtedness. The Company had $15.9 million outstanding under this facility as of September 30, 1999 at a rate of 8.2%.

The Company also has a (pound)7.0 million secured revolving credit facility, which translates to $11.5 million at September 30, 1999. As of September 30, 1999, the Company had no outstanding balance under this facility. The interest rate is 0.32% above the London Inter Bank Offer Rate ("LIBOR"). In addition, the Company has a HK$7.1 million secured revolving credit facility, which translates to $0.9 million at September 30, 1999. As of September 30, 1999, the Company had $0.9 million outstanding under this facility. The interest rate is 0.32% above the Hong Kong Inter Bank Offer Rate ("HIBOR"). Also, the Company has a HK$5.0 million secured revolving credit facility, which translates to $0.6 million at September 30, 1999. As of September 30, 1999, the Company had $0.6 million outstanding under this facility. The interest rate is 0.32% above HIBOR.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first nine months of 1999.

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

This lawsuit is in the discovery stage. Prior to Blanch being joined in the case, plaintiffs moved for and were denied a preliminary injunction. Recently, the court granted a motion by Unicover for dismissal of AIG's claims against Unicover. Blanch intends to defend vigorously the claims made against it by ReliaStar and to pursue vigorously its counterclaims against ReliaStar and Unicover.

Management believes, based on current information, that these actions will not have a material adverse effect upon the financial position or results of operations of the Company.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a.)     Exhibits
         Exhibit 27 - Financial Data Schedule

(b.) The registrant did not file a current report on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       E. W. BLANCH HOLDINGS, INC.


Dated: 10/29/99                        /s/ Ian D. Packer
       ------------------------        --------------------------------
                                       Ian D. Packer
                                       Executive Vice President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

                     Exhibit 27            Financial Data Schedule