Form 10-K
period 1999-12-31
BLANCH E W HOLDINGS INC
filed 2000-03-30
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-K

(Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|X|         SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
            OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
| |         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. | |

         As of March 6, 2000, 13,331,213 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $666,144,050.

         DOCUMENTS INCORPORATED BY REFERENCE.
1. Portions of Registrant's 1999 Annual Report to Shareholders are incorporated into Parts I, II and IV.
2. Portions of Registrant's Proxy Statement dated March 24, 2000 are incorporated into Part III.
3.       Registrant's Form 8-K dated March 22, 2000.

--------------------------------------------------------------------------------

PART I

Item 1.

BUSINESS

GENERAL

a)  Development of Business

         E. W. Blanch Holdings, Inc. (the "Company") was incorporated in the State of Delaware on March 1, 1993 as a holding company for the capital stock of
E. W. Blanch Co., Inc. The Company, through predecessor organizations, was originally founded in 1957. Unless otherwise indicated, reference to the "Company" hereinafter includes all operating subsidiaries.

         The Company's principal business is that of integrated risk management and distribution services, including reinsurance intermediation and technical, analytical and financial consulting services.

ACQUISITIONS

         In the third quarter of 1999, the Company acquired JD Warren, Inc., a Pittsburgh, Pennsylvania based services company specializing in the identification and recovery of outstanding third-party deductibles for the insurance industry. Also in the third quarter of 1999, the Company purchased the thirty percent of its international joint venture, Swire Blanch Insurance (Holdings) Ltd., it did not previously own. Swire Blanch Insurance (Holdings) Ltd. is now a wholly owned subsidiary of the Company and has been renamed E.W. Blanch Holdings Ltd.

         In the fourth quarter of 1999, the Company acquired Crawley Warren Group Ltd., a leading Lloyd's broker and provider of special risk management services around the world. Also in the fourth quarter of 1999, the Company acquired Michael V. Mahoney Insurance Brokers Pty Ltd., an Australian general retail broker. The Company accounted for all of the above acquisitions under the purchase method of accounting.

       The following are the pro forma results for the Company had the companies described above been acquired at the beginning of the periods indicated (unaudited - in thousands, except per share amounts):

                                                        Twelve Months Ended
                                                             December 31,
                                                       1999                1998
                                         ---------------------------------------
Revenues                                           $275,573            $248,402
Net Income                                          $37,756             $33,738
Earnings per Share - Diluted                          $2.74               $2.57

DISPOSITIONS

         In the second quarter of 1999, the Company sold two non-strategic subsidiaries of E.W. Blanch Holdings Ltd.

STRATEGIC INVESTMENTS

         In the first quarter of 1999, the Company made an equity investment in Russell Miller Advisors Asia, LLC ("RMAA"). RMAA is an insurance specialty investment banking firm that makes equity investments in Asian insurance and financial services industries. The Company accounts for RMAA under the equity method as an unconsolidated subsidiary.

         In the fourth quarter of 1999, the Company made an equity investment in Ward North America Holding, Inc. ("Ward"). Ward is a provider of integrated outsource claims solutions in the United States and Canada. The Company accounts for Ward as a long-term investment.

b) Financial Information About Operating Segments

         Financial information about the Company's operating segments is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 24 through 30, and Note 16 of the Notes to the Consolidated Financial Statements on page 45, of the Company's 1999 Annual Report to Shareholders.

c) Narrative Description of Business

DOMESTIC OPERATIONS

         Revenues generated by domestic operations are derived from risk management and distribution services provided to insurance and reinsurance companies. These services are sold both on bundled and component bases. Major components provided include reinsurance intermediation and technical and analytical consulting services. These services are generally recurring and due to its expertise and the value-added nature of its services, the Company has been able to generate relatively high operating margins. Also, domestic operations include the operations of the holding company.

         The Company provides intermediary services to a diverse group of insurance, reinsurance and related businesses located throughout the United States. During 1999, no domestic client accounted for more than 10% of consolidated revenues earned by the Company.

REINSURANCE INTERMEDIATION

         As a reinsurance intermediary, the Company structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. In 1999, no single reinsurer used by domestic operations accounted for more than 10% of consolidated revenues earned by the Company.

         The Company earns revenues from the structuring, placement and servicing of reinsurance, primarily on a treaty basis. The Company is a significant intermediary in the property catastrophe and casualty reinsurance markets. Catastrophe reinsurance indemnifies a ceding company against a catastrophic loss resulting from a single event such as a hurricane, earthquake or tornado. Casualty reinsurance indemnifies a ceding company for a specified loss caused by injuries to third parties including resulting legal liability. The Company's activities in the casualty reinsurance arena relate primarily to professional liability, workers' compensation and specialized casualty exposures underwritten by excess and surplus lines insurance carriers.

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

         The Company's reinsurance intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. Among the Company's competitors are Aon Risk Services, Guy Carpenter and Co., Inc., General Re and Munich Re. There is also competition within the reinsurance market for experienced and productive reinsurance professionals that are essential in delivering the Company's services. The inability of the Company to recruit and retain such reinsurance professionals could have a material adverse effect upon its business.

         Fiduciary funds and amounts of reinsurance premiums payable by the ceding company to the reinsurer and loss payments payable by the reinsurer to the ceding company pursuant to a reinsurance agreement, which amounts represent receivables of the intermediary, are known as "fiduciary assets." Consistent with industry practice, interest on the fiduciary funds accrues to the reinsurance intermediary. Fiduciary funds are maintained in segregated accounts for the benefit of ceding companies or reinsurers, are not commingled with other assets of a reinsurance intermediary and are not subject to the claims of the intermediary's creditors. At December 31, 1999, the Company had domestic fiduciary assets and liabilities of $548.2 million. Fiduciary assets at December 31, 1999 included $80.5 million of fiduciary funds. In recent years, although the volume of fiduciary funds processed through the Company's domestic fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish.

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

TECHNICAL AND ANALYTICAL CONSULTING SERVICES

         The Company provides technical and analytical consulting services primarily to insurance and reinsurance companies, government entities and underwriting facilities. Such services are generally provided as part of the Company's core reinsurance intermediation function, but are also marketed on a component basis. Services include product development, facility administration, strategic reinsurance program reviews, actuarial services, catastrophe exposure management and analysis, and run-off management. The Company's Catalyst(R) risk modeling software is a proprietary technology which provides a competitive advantage in these consulting services.

         The Company also provides financial consulting services, tailored reinsurance products and capital markets products designed to assist its clients in capital preservation and risk management.

         The Company competes with a number of competitors in its risk management consulting and administration services business, including primary insurance brokers, reinsurance intermediaries, management consultants, accounting firms and financial services firms. Some of these competitors may have, or be affiliated with, entities that have greater financial and other resources than the Company. The Company competes with these entities on the basis of the quality, price, innovation, and range of products and services.

FOREIGN OPERATIONS

         The Company's foreign operations include E.W. Blanch Ltd., an international risk management and distribution services firm headquartered in London, England. E.W. Blanch Ltd. includes the operations previously carried out by Swire Blanch Insurance (Holdings) Ltd. and the operations of Crawley Warren Group Ltd. acquired in November 1999. These operations include a registered Lloyd's of London insurance and reinsurance broker now trading as Blanch Crawley Warren Ltd. and international intermediary operations. Through E.W. Blanch Consulting Ltd., it also provides financial consulting services through the sale of its benefits administration products, principally to companies in the technology sector. International intermediary services include retail insurance operations located in Hong Kong. Approximately 78% of E.W. Blanch Ltd.'s revenues are generated in the United Kingdom with the remainder primarily from the Pacific Rim. The Company's foreign operations have relatively lower profit margins than its domestic operations. This is due to a number of factors including competitive market conditions for Lloyd's brokers, the small, start-up nature of many of the international offices, the competitiveness of the insurance brokerage business, and the amortization of goodwill associated with the purchase of E.W. Blanch Ltd. The Company seeks to grow its international profitability through the integration of systems, services and expertise in order to increase revenue production and processing efficiencies.

         The Company's foreign operations provide services to a diverse client base, including original insureds and insurance companies located throughout the world. During 1999, no foreign client accounted for more than 10% of consolidated revenues earned by the Company.

REINSURANCE INTERMEDIATION

         In 1999, no single insurer or reinsurer used by foreign operations accounted for more than 10% of consolidated revenues earned by the Company. The Company's foreign operations brokerage rates are similar to those for domestic operations. Like the Company's domestic operations, the Company's international intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. The Company has similar types of competitive issues internationally and domestically. The Company's primary foreign competitors are other Lloyd's brokers, in addition to the Company's domestic competitors or affiliates of those companies. The Company also competes for experienced professionals to deliver the Company's services internationally and could be adversely affected if the Company is unable to recruit and retain such employees.

         The Company's foreign operations also have fiduciary assets, similar to its domestic operations, and earns investment income on the funds it holds for insurance and reinsurance companies. At December 31, 1999, the Company had foreign fiduciary assets and liabilities of $421.6 million. Fiduciary assets at December 31, 1999 included $94.1 million of fiduciary funds.

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

FINANCIAL PENSION AND CONSULTANCY SERVICES

         Through E.W. Blanch Holdings Ltd., the Company provides independent advice on various aspects of the financial services industry, including the design, administration and financial control of employee benefits packages, personal financial planning and pension fund administration. These services are provided, outside of the United States, to individuals, professional intermediaries, owner-managed businesses and corporations of all sizes. The Company plans to continue to develop these services.

         The Company competes with other financial service and insurance companies in providing these services. Some of these competitors may have, or be affiliated with, entities that have greater financial and other resources than the Company. The Company competes with these entities on the basis of the quality, price, innovation, and range of products and services.

EMPLOYEES

         As of December 31, 1999, the Company had 1,291 employees. The table below reflects the number of Company employees by geographic segment at December 31 of the respective year:

                                                1999                 1998
                                         ------------------    -----------------
Domestic operations                              756                  665
Foreign operations                               535                  499
                                         ------------------    -----------------
     Total                                     1,291                1,164
                                         ==================    =================

The increase in the number of employees in the Company's domestic operations is primarily due to increased business levels and the acquisition of JD Warren, Inc. The Company believes its relationship with its employees is excellent. The Company is not a party to any collective bargaining agreement.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company expresses caution that the following important risk factors, among others, could cause the Company's actual results to differ materially from those projected in forward-looking statements, both written and verbal, about the Company made by or on behalf of the Company.

COMPETITION

         The reinsurance intermediary business, the Company's primary source of revenue, is highly competitive. The Company competes with a number of reinsurance intermediaries in the broker reinsurance market. The consolidation of reinsurance intermediary competitors through mergers and acquisitions has continued in 1999, with the result that certain of the Company's principal competitors have increased substantially in size and potential resources, which may make them more formidable competitors. Results of the Company's operations may also be affected by competition for reinsurance business between broker reinsurers and direct reinsurance writers. Broker reinsurers compete with direct writers based primarily upon the price of reinsurance, reinsurance capacity, contract terms and conditions, quality and extent of services offered, financial strength, reputation and experience. The Company competes with other reinsurance intermediaries and direct writers on the basis of the quality and extent of services offered to ceding companies and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. Finally, in certain situations, the Company finds itself in competition for reinsurance business with other financial institutions which offer alternative products which attempt to securitize or finance insurance exposures using various capital market products.

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

DEPENDENCE ON KEY PERSONNEL

         The Company's business depends, and will continue to depend, on the services of its executive officers, senior reinsurance brokers, senior consultants and other key employees. Such persons may from time to time leave the Company due to, among other things, retirement, health, personal and professional reasons. The Company has entered into employment agreements with most of its executive officers and senior reinsurance brokers. The employment agreements contain provisions under which the employees have agreed not to compete with the Company for specified periods of time following termination of employment and not to solicit other employees to join in a departure from the Company. The Company intends to continue to seek enforcement of employment agreements though this may not prevent the departure of key personnel. There can be no assurance that the Company will be able to retain its existing personnel or to find and attract additional qualified employees.

MARKET CONDITIONS IN THE INSURANCE AND REINSURANCE INDUSTRIES

         The Company's business is affected by market conditions in the insurance and reinsurance industries, which historically have been subject to significant volatility in demand, supply and price.

         Insurance companies generally purchase reinsurance in order to, among other things, manage their exposures on insured risks, maintain acceptable financial ratios and protect their underwriting results from catastrophic events. The propensity of insurers to purchase, as well as the propensity of reinsurers to supply reinsurance, is affected by a variety of factors, including the level of surplus capacity in the insurance and reinsurance markets, prevailing premium rates for insurance and reinsurance, underwriting experience, regulatory considerations, changes in the investment environment and general economic conditions and business trends.

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

         The insurance brokerage industry in general is experiencing a period of low growth due to competitive pricing of underlying insurance and reinsurance premiums, and competitive pressures on brokerage and commission rates. Although the Company seeks to achieve growth in this market through its business strategies, there can be no assurance that these strategies will be successful to achieve consistent internal growth in a difficult market environment. Should internal growth slow, or even decline, the Company will be less likely to meet revenue targets which could affect net income, profit margins, and the market price of the Company's common stock.

         The Company has experienced and may continue to experience greater fluctuations in revenues due to the impact of market conditions on commissions resulting in some renewable contracts not being renewed, renewed on substantially different terms or influenced by other circumstances. See UNICOVER LITIGATION AND WORKERS' COMPENSATION REINSURANCE ISSUES below.

INTERNAL REORGANIZATION

         In response to the changing market, the Company has reviewed its operations and organization resulting in a plan to realign internal operations to better take advantage of the market and respond to changing customer needs. There can be no assurance that the reorganization will be successfully completed, or that it will positively affect revenues.

FUTURE ACQUISITIONS

         One of the Company's strategic solutions to market conditions and to growth has been to acquire international and domestic operations of similar and related businesses. The ability of the Company to continue to successfully acquire such businesses will depend on numerous factors that the Company may not be able to control such as finding suitable candidates, successfully and quickly integrating the businesses into its domestic and/or international operations, profitably funding the acquisition, maintaining sufficient management resources for evaluating and negotiating acquisitions, minimizing the distractions from the business during acquisitions and integrations, and successfully achieving anticipated benefits from the acquisitions.

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

         These specific engagements also can result in increased fluctuations in the Company's earnings. While the revenues in the Company's core reinsurance and insurance intermediary lines of business also are subject to fluctuation, as described above, the revenues from these core lines of business generally tend to recur each year, as the reinsurance or insurance contracts are renewed by the Company's customers. For certain of these specific engagements and new opportunities, however, the potential revenues may not recur each year. Additionally, the timing of the engagements can affect quarterly results, adding to fluctuations in quarterly earnings which can impact the market price of the Company's common stock.

         Also, as the Company expands into new (though related) lines of business, there likely will be increased unpredictability as to whether the Company will be successful in those new endeavors. These new opportunities generally involve technological capabilities and personnel skill sets that the Company must acquire externally and/or build internally. The availability and revenue potential for some of these opportunities are unknown or uncertain and the ability of the Company to recognize gains from any strategic investments in these opportunities cannot be assured. For these reasons, it is possible the Company may invest substantial resources into these potential specific engagements and opportunities, without achieving the revenues it anticipates in return.

INTERNATIONAL OPERATIONS

         The Company is significantly increasing its reinsurance intermediary and wholesale brokerage activities outside of its traditional territory in the United States. The Company has offices in Adelaide, Asuncion, Brisbane, Copenhagen, Hong Kong, LaBuan, London, Melbourne, Mexico City, New Castle, Rio de Janeiro, Santiago, Singapore and Sydney. The Company has representative offices in Beijing, Buenos Aires, Hanoi, Ho Chi Minh City and Shanghai. With these international operations come increased risks, including the potential that the Company will not successfully integrate its international operations with its domestic and other international operations, currency exchange risks, unstable local insurance markets, unstable local economies, legal and regulatory constraints and liabilities in jurisdictions where the Company does not have significant experience, and political risks, especially in third-world countries.

FOREIGN CURRENCY

         The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the currency of the primary economic environment in which the subsidiary operates. Therefore, fluctuations in foreign currency rates can have an impact on the Company's results of operations. However, the Company believes its exposure to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as the Pacific Rim and Latin America, is minimal. Additional information is contained in the Company's 1999 Annual Report to Shareholders under the caption Market Risk on pages 28 through 29.

UNICOVER LITIGATION AND WORKERS' COMPENSATION REINSURANCE ISSUES

         The workers' compensation reinsurance industry was impacted in 1999 by certain events principally surrounding an entity called Unicover Managers, Inc. ("Unicover"). Unicover served as a managing general underwriter for various insurance companies that provided reinsurance coverage to the workers' compensation primary insurance industry. It has been alleged that Unicover, on behalf of companies it represented, assumed reinsurance exposures at prices and volume levels that were imprudent for those companies and their retrocessionaires, and that correspondingly were advantageous to the customers who procured reinsurance coverage through Unicover. Various clients of the Company, employing the Company's reinsurance intermediary services, procured workers' compensation reinsurance coverage through Unicover in late 1998 and early 1999.

         One client that the Company assisted in procuring reinsurance through Unicover was the "AIG" group of insurance companies. A lawsuit was commenced in 1999 relating to that reinsurance program. The Company is the third-party defendant and cross-claimant in that litigation, which is described in more detail in Item 3. Legal Proceedings. The Company also assisted various other clients in procuring workers' compensation reinsurance coverage with Reliance Insurance Company ("Reliance"), managed by Unicover. In 1999, Reliance engaged in negotiations with those clients of the Company, to settle Reliance's reinsurance obligations to those clients of the Company. In January 2000, Reliance announced that those settlement negotiations had been successfully concluded. Also in January 2000, Reliance and the Company reached an agreement in principle concerning the Company's brokerage revenue associated with these settled reinsurance placements. As a result of this agreement, the Company will not experience any material adverse impact with respect to revenues the Company has previously recognized for these placements.

         The Company also assisted another client company, EBI Indemnity Company ("EBI"), in procuring workers' compensation reinsurance coverage through Unicover. The Company has been advised that the reinsurance companies represented by Unicover settled their obligations to EBI in January 2000. To date, the Company has not reached an agreement with EBI or those reinsurers concerning the Company's brokerage revenues associated with the reinsurance program, although discussions are ongoing. In 1999 the Company recognized revenue for this program in accordance with its standard revenue recognition practices, through the third quarter of 1999. Some, but not all, of that recognized revenue has been received by the Company. If the Company is not successful in negotiating a satisfactory resolution of its right to brokerage for the EBI reinsurance program, it intends to pursue its legal remedies to enforce its rights.

         The Company also assisted a client, Superior National Insurance Group ("SNIG"), in procuring workers' compensation reinsurance coverage. This coverage was procured through a competitor of Unicover, Web Management LLC ("WEB"), which represented a reinsurer named United States Life Insurance Co. of the City of New York ("U.S. Life"). The Company is advised that U.S. Life in late 1999 commenced an arbitration proceeding against SNIG. The Company is advised that U.S. Life alleges, possibly among other things, that this reinsurance program should be rescinded, for alleged nondisclosure of material information. The Company is not a party to this arbitration proceeding. However, it is possible that in the event U.S. Life is successful in that proceeding, the Company may be required to return reinsurance brokerage previously received and recognized. If the Company were required to return all of its previously recognized and received brokerage for this program, the amount would have a material adverse impact on the Company's financial position and results of operations. However, based on currently available information, the Company does not believe that this is likely to occur.

         The Company has not made any material accruals for any loss contingency relating to the revenues recognized to date on the Unicover litigation and workers' compensation reinsurance issues discussed above, because in the Company's opinion, no such loss contingencies are likely to occur. However, the Company is of the opinion that there is a reasonable possibility (i.e., more than remote but less than likely) of a loss contingency with respect to certain of those issues, and estimates a possible range of loss for these reasonably possible loss contingencies of zero to $7.1 million. The Company intends to continue to vigorously pursue and defend its rights to brokerage on these matters, including its rights to brokerage in addition to what it has recognized to date.


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

         The Company earns investment income on the fiduciary funds it holds on behalf of insurance and reinsurance companies. In recent years, although the volume of funds processed through the Company's fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish. The Company's investment income on the fiduciary funds also is impacted by fluctuating interest rates.

Item 2.

PROPERTIES

         The Company's physical properties consist primarily of leases of commercial office space. At December 31, 1999, the Company leased 378,000 square feet of office space, including 228,000 square feet at its three primary locations, Dallas, London, and Minneapolis. The Company considers its properties to be adequate for its present and reasonably foreseeable requirements.

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

         In this lawsuit, AIG as plaintiff alleges that ReliaStar, through its agent Unicover, agreed to provide certain reinsurance protection to AIG, relating to workers' compensation insurance policies issued by the plaintiff AIG companies in California and elsewhere in the United States. Defendants assert that the reinsurance coverages in issue never were bound, and defendant ReliaStar further asserts that if defendant Unicover in fact did bind those coverages, it acted beyond the authority granted by ReliaStar.

         In ReliaStar's third-party complaint against Blanch, ReliaStar alleges that Blanch, as AIG's reinsurance broker on the reinsurance placements in issue, knew or should have known that the reinsurance coverages were not bound and knew or should have known that Unicover did not have the authority to bind ReliaStar to those coverages.

         The relief being sought by AIG in its complaint against ReliaStar and Unicover is that defendants be required to honor the reinsurance commitments that AIG alleges were made, and be required to pay an unspecified amount of money damages for alleged breach of those reinsurance commitments and (with respect to Unicover) for negligent misrepresentation.

         The relief being sought by ReliaStar in its third-party complaint against Blanch is that, in the event ReliaStar is found to be liable to AIG, Blanch be required to indemnify and hold ReliaStar harmless for that liability, or in the alternative, Blanch be required to make a contribution for a portion of that liability in an amount to be determined by the Court.

         Blanch, in turn, has filed a counterclaim against ReliaStar and Unicover. The counterclaim alleges that ReliaStar and Unicover, in fact, did bind the reinsurance coverages in issue, and therefore, they owe Blanch the reinsurance brokerage to which Blanch is entitled under those reinsurance contracts. Alternatively, if it is determined that Unicover misrepresented its authority to bind ReliaStar, Blanch should be awarded money damages resulting from its reliance on those misrepresentations.

         This lawsuit is in the pre-trial stage, with a trial expected to occur sometime in 2000. Blanch intends to defend vigorously the claims made against it by ReliaStar and to pursue vigorously its counterclaims against ReliaStar and Unicover.

         Management believes, based on current information, that these actions will not have a material adverse effect upon the financial position or results of operations of the Company.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the Company's fourth quarter.

Item 4A.

EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 6, 2000)

                                DATES
                                ELECTED TO
NAME AND AGE                    OFFICE              PRESENT POSITION AND BUSINESS EXPERIENCE
------------                    ------              ----------------------------------------
Edgar W. Blanch, Jr.    (63)    3/03/93             Chairman and Chief Executive Officer

Kaj Ahlmann             (49)    11/24/99            Vice Chairman
                                1993-1999           Chairman, President and Chief Executive Officer -
                                                    Employers Reinsurance Corporation (Reinsurer)

Chris L. Walker         (42)    7/27/95             President and Chief Operating Officer
                                3/03/93-7/27/95     Executive Vice President

Frank S. Wilkinson, Jr. (60)    3/03/93             Executive Vice President

Susan B. Wollenberg     (36)    1/24/00             Senior Vice President and Chief Financial Officer
                                1995-2000           Second Vice President (Finance and Business
                                                    Development) - Employers Reinsurance Corporation
                                                    (Reinsurer)
                                1993-1995           Assistant Vice President (Finance) - Employers
                                                    Reinsurance Corporation (Reinsurer)

Scott K. Billings       (37)    1/01/00             Senior Vice President and Chief Accounting Officer
                                1998-1999           Vice President and Controller
                                1994-1998           Assistant Controller and Controller - H.D. Vest, Inc.
                                                    (Financial Services)

Daniel P. O'Keefe       (47)    4/01/96             Senior Vice President, General Counsel and Corporate
                                                    Secretary
                                Prior to 4/01/96    Partner - Dorsey & Whitney LLP (Law Firm)

*Rodman R. Fox          (36)    3/7/97              President and Chief Operating Officer - Blanch
                                4/1/95-3/7/97       Executive Vice President - Blanch
                                5/6/93-4/1/95       Senior Vice President - Blanch

* Mr. Fox resigned from his employment with the Company effective March 20, 2000.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section entitled "Stock Listing and Trading Information" on page 49 of the Company's 1999 Annual Report to Shareholders.


Item 6.

SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to the section entitled "Six Year Financial Summary" on page 23 of the Company's 1999 Annual Report to Shareholders.


Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 24 through 30 of the Company's 1999 Annual Report to Shareholders.


Item 7(a).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7(a) is incorporated herein by reference to the section entitled "Market Risk" on pages 28 through 29 of the Company's 1999 Annual Report to Shareholders.


Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is incorporated herein by reference to pages 31 through 47 of the Company's 1999 Annual Report to Shareholders.


Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by Item 10 with regard to Directors is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement for its Annual Meeting of Shareholders in 2000. The information required by Item 10 with regard to executive officers is set forth in Item 4A hereof. The information required by Item 10 with regard to
Section 16 reporting is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement for its Annual Meeting of Shareholders in 2000.


Item 11.

EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its Annual Meeting of Shareholders in 2000.


Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the Company's proxy statement for its Annual Meeting of Shareholders in 2000.


Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its Annual Meeting of Shareholders in 2000.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of E. W. Blanch Holdings, Inc. included in the 1999 Annual Report to Shareholders are incorporated by reference into this Report by Item 8 hereof:

         Report of Independent Auditors
         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

(a)(2)   All schedules to the consolidated financial statements listed in
         Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on pages 21 through 22 hereof.

         Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K

         The registrant filed a current report on Form 8-K on March 22, 2000. The report contained the Company's press release reporting preliminary results for the first quarter ending March 31, 2000 and the resignation of Rodman R. Fox. Mr. Fox was a member of the Board of Directors of the Company, and was President and Chief Operating Officer of the Company's E.W. Blanch Co. subsidiary. This Form 8-K should be read in conjunction with the Company's financial statements included in Exhibit 13 hereof.

(c)      Exhibits

         Included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         Included in Item 14(a)(2) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E. W. Blanch Holdings, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.


                                E. W. BLANCH HOLDINGS, INC.
                                       (Registrant)


                                By: /s/ Edgar W. Blanch, Jr.
                                    -------------------------------------
                                    Edgar W. Blanch, Jr., Chairman of the Board,
                                    Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of E. W. Blanch Holdings, Inc. and in the capacities indicated on March 28, 2000.

            Signature                                Title
-------------------------------   ----------------------------------------------

   /s/ Edgar W. Blanch, Jr.       Chairman of the Board, Chief Executive Officer
-------------------------------   and Director
Edgar W. Blanch, Jr.

   /s/ Susan B. Wollenberg        Senior Vice President and Chief Financial
-------------------------------   Officer
Susan B. Wollenberg

   /s/ Scott K. Billings          Senior Vice President and Chief Accounting
-------------------------------   Officer
Scott K. Billings

         Edgar W. Blanch, Jr., pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on March 28, 2000 as attorney-in-fact for the following directors of the Registrant:

         James N. Land, Jr.           William B. Madden
         Steven G. Rothmeier          Gerald A. Isom
         Paul B. Ingrey               Chris L. Walker
         Frank S. Wilkinson, Jr.
         Kaj Ahlmann
                                              /s/ Edgar W. Blanch, Jr.
                                      ------------------------------------------
                                                  Edgar W. Blanch, Jr.
                                                  Attorney-in-fact

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

3.1            Restated Certificate of Incorporation of the Company (5)

3.2            By-Laws of the Company (2)

4.1            Specimen Common Stock Certificate (2)

4.2            Rights Agreement, dated as of January 24, 1997, between the
               Company and Norwest Bank Minnesota, N.A., as Rights Agent (3)

4.3 Rights Agreement Amendment, dated as of October 16, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (9)

4.4            Credit Agreement, dated as of November 3, 1998, between the
               Company and Nationsbank, N.A., as Agent (11)

10.1*          Non-Employee Directors Stock Plan (2)

10.2*          Directors' Stock Option Plan (7)

10.3*          1993 Stock Incentive Plan, as amended (11)

10.4*          1997 Stock Incentive Plan (7)

10.5*          Executive Restricted Stock Incentive Plan (7)

10.6*          1999 Management Incentive Plan (1)

10.7*          K2 Technologies, Inc. 1994 Stock Plan (10)

10.8*          K2 Technologies, Inc. 1996 Stock Plan (10)

10.9*          K2 Technologies, Inc. 1998 Key Person Stock Option Plan (10)

10.10*         Employment Agreement between the Company and Edgar W. Blanch, Jr. (4)

10.11*         Employment Agreement between the Company and Frank S. Wilkinson, Jr. (2)

10.12*         Employment Agreement between the Company and Chris L. Walker (2)

10.13*         Employment Agreement between the Company and Rodman R. Fox (11)

10.14*         Specimen Severance Agreement (6)

10.15*         Schedule of Executives Receiving Severance Agreements, as amended (1)

10.16*         Employment Agreement between the Company and Kaj Ahlmann (1)

10.17 Stock Purchase Agreement by and among Paragon Reinsurance Risk Management Services, Inc., E.W. Blanch Holdings, Inc., JD Warren, Incorporated, Ronald R. Morris, Michael P. Lopes and Paul A. Herskovitz, dated August 25, 1999 (1)

10.18 Sale/Purchase Agreement of the entire issued share capital of Crawley Warren Group Ltd. by and among B.J. Warren Esq. And Others, and E.W. Blanch Ltd., dated November 1999 (1)

11             Computation of Earnings per Share (8)

13 Portions of the 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K (1)

21             Subsidiaries of the Company (1)

23             Consent of Ernst & Young LLP (1)

24             Powers of Attorney (1)

27             Financial Data Schedule for the year ended December 31, 1999 (1)



-------------------------------------
(1)     Filed with this Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-59198.
(3) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated January 24, 1997.
(4) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
(5) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(6) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
(7) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(8)     The information required by Exhibit 11 is incorporated by reference to
        Note 8 to the Company's Consolidated Financial Statements for the year ended December 31, 1999 included in Exhibit 13 with this Annual Report on Form 10-K.
(9) Incorporated by reference to Amendment number one to the Company's registration statement on Form 8-A dated November 18, 1998.
(10) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(11) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
* Management contract and compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.