Form 10-Q
period 2000-03-31
BLANCH E W HOLDINGS INC
filed 2000-05-01
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________TO __________________


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

The number of shares of the Registrant's common stock outstanding as of April 21, 2000 was 13,343,798.

                          Part I. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                      2000         1999
                                                 --------------------------
Revenues:
   Operations                                       $ 53,743     $ 59,668
   Interest income                                     3,172        2,344
                                                 --------------------------
Total revenues                                        56,915       62,012

Expenses:
   Salaries and benefits                              32,549       25,885
   Travel and marketing                                4,670        3,503
   General and administrative                         13,689       12,212
   Amortization of intangibles                         1,440          896
   Interest expense                                    1,432          320
                                                 --------------------------
Total expenses                                        53,780       42,816
                                                 --------------------------

Income before taxes                                    3,135       19,196

Income taxes                                           1,300        7,894
                                                 --------------------------
Net income before minority interest and
   equity in loss of unconsolidated
   subsidiaries, net of tax                            1,835       11,302

Minority interest, net of tax                            (45)         231
Equity interest in (gain) loss of unconsolidated
   subsidiaries, net of tax                             (280)       1,581
                                                 --------------------------
Net income                                          $  2,160     $  9,490
                                                 ==========================

Earnings per share - basic                          $   0.16     $   0.74
Earnings per share - assuming dilution              $   0.16     $   0.70

Cash dividends declared per share                   $   0.14     $   0.12


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                  MARCH 31,      DECEMBER 31,
                                                                     2000            1999
                                                              ---------------------------------
                                                                (Unaudited)
ASSETS:
   Cash and cash equivalents                                     $    13,297     $     6,662
   Due from fiduciary accounts                                        42,934          55,423
   Prepaid insurance                                                     664           1,129
   Investments, trading portfolio                                      5,401           5,128
   Other current assets                                               12,123           9,563
                                                              ---------------------------------
Total current assets                                                  74,419          77,905

Long-term investments                                                 27,644          32,322
Investments in unconsolidated subsidiaries                            10,756           7,948
Property and equipment, net                                           42,122          40,918
Intangibles, net                                                      82,458          84,226
Other assets                                                          18,785          18,704
Fiduciary accounts--assets                                           825,531         969,842
                                                              ---------------------------------
Total assets                                                     $ 1,081,715     $ 1,231,865
                                                              =================================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Current liabilities:
   Accrued compensation                                          $     4,115     $     6,037
   Notes payable to banks under lines of credit                       52,557          59,360
   Accounts payable                                                   18,669          19,310
   Current portion of long-term liabilities                              313             308
   Other current liabilities                                          14,202          12,901
                                                              ---------------------------------
Total current liabilities                                             89,856          97,916

Long-term debt, less current portion                                     168             249
Other liabilities, less current portion                                7,565           6,809
Commitments and contingencies                                             --              --
Fiduciary accounts--liabilities                                      825,531         969,842
                                                              ---------------------------------
Total liabilities                                                    923,120       1,074,816

MINORITY INTEREST:                                                        64             114

SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   30,000,000 shares; issued and outstanding: 14,141,671
   shares in 2000 and 1999)                                              141             141
Additional paid-in capital                                            66,663          64,518
Treasury stock (800,628 shares in 2000 and 854,171
   shares in 1999)                                                   (21,131)        (21,446)
Accumulated other comprehensive income                                   491           1,675
Retained earnings                                                    112,367         112,047
                                                              ---------------------------------
Total shareholders' equity                                           158,531         156,935
                                                              ---------------------------------
Total liabilities, minority interest and shareholders' equity    $ 1,081,715     $ 1,231,865
                                                              =================================


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -----------------------------
                                                                  2000          1999
                                                            -----------------------------
OPERATING ACTIVITIES:
Net income                                                     $   2,160     $   9,490
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                 3,940         3,071
     Deferred income tax provision                                   217         3,733
     Undistributed (earnings) losses of unconsolidated
       subsidiaries                                                 (280)        1,581
     Non-cash compensation expense                                 1,096           971
Changes in operating assets and liabilities:
     Due from fiduciary accounts                                  12,493         9,830
     Other current assets                                         (2,094)         (938)
     Accrued compensation                                         (1,922)       (4,936)
     Accounts payable and other current liabilities                1,480          (683)
Purchases of trading portfolio investments                        (1,673)         (354)
Sales of trading portfolio investments                             1,482           185
Other operating activities, net                                   (2,776)         (247)
                                                            -----------------------------
Net cash provided by operating activities                         14,123        21,703

INVESTING ACTIVITIES:
Purchases of long-term investments                                  (220)         (636)
Sales of long-term investments                                     4,875         1,085
Purchases of property and equipment, net                          (4,276)       (3,255)
Acquisition of unconsolidated subsidiaries                            --        (1,250)
Other investing activities, net                                      406           (37)
                                                            -----------------------------
Net cash provided by (used in) investing activities                  785        (4,093)

FINANCING ACTIVITIES:
Dividends paid                                                    (1,840)       (1,533)
Proceeds from issuance of treasury shares related to
    employee stock plans                                           2,753           849
Purchases of treasury stock                                       (2,440)       (3,193)
Net repayments on lines of credit                                 (6,803)       (4,964)
Net payments on long-term debt                                       (17)          (21)
Other financing activities, net                                       74            75
                                                            -----------------------------
Net cash used in financing activities                             (8,273)       (8,787)
                                                            -----------------------------

Net increase in cash and cash equivalents                          6,635         8,823
Cash and cash equivalents at beginning of period                   6,662           707
                                                            -----------------------------
Cash and cash equivalents at end of period                     $  13,297     $   9,530
                                                            =============================


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended December 31, 1999.

E.W. Blanch Holdings, Inc. and its subsidiaries ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading provider of risk management and distribution services including reinsurance intermediation and technical, analytical, and financial consulting services. These services are sold both on bundled and component bases. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the currency of the primary economic environment in which the subsidiary operates. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholders' Equity. The cumulative translation adjustment at March 31, 2000, is an unrealized $18,000 loss.

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

While an analysis is not complete, based on the Company's derivative positions at March 31, 2000, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB No. 101 in the second quarter of 2000. Management is currently analyzing the effect of applying SAB No. 101 and the impact on prior periods, if material, will be reported in the second quarter of 2000 as a cumulative effect adjustment.

4.  EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the period ended March 31 (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        --------------------------------
                                                                 2000           1999
                                                        --------------------------------
Weighted average shares - basic                                 13,184         12,773
Effect of dilutive securities                                      631            780
                                                        --------------------------------
Weighted average shares - assuming dilution                     13,815         13,553
                                                        ================================

5. BUSINESS SEGMENT INFORMATION

The following is additional business segment information for the three months ended March 31 (in thousands):


PROFIT (LOSS), NET OF TAX                                       2000                       1999
-------------------------------------------------------------------------------------------------
Domestic operations                                            $2,459                     $8,689
Foreign operations                                               (299)                       801
                                                          ---------------------------------------
Consolidated                                                   $2,160                     $9,490
                                                          =======================================


REVENUES                                                             2000                 1999
-------------------------------------------------------------------------------------------------
Domestic operations                                                 $37,640              $48,042
Foreign operations                                                   19,275               13,970
                                                          ---------------------------------------
Consolidated                                                        $56,915              $62,012
                                                          =======================================







6. COMPREHENSIVE INCOME

During the three months ended March 31, 2000 and 1999, total other comprehensive income (loss) amounted to ($1,184,000) and ($487,000), respectively. Total comprehensive income for the three months ended March 31, 2000 and 1999 amounted to $976,000 and $9,003,000, respectively.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: market dynamics (including the workers' compensation reinsurance market as discussed below), interest rate changes, regulatory changes, competition, ability to effectively and efficiently integrate operations, timing and completion of non-recurring transactions, changes in personnel and legal proceedings that could impact reinsurance placements facilitated by the Company. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

EUROPEAN MONETARY UNIT

The Company completed its analysis of the new European Monetary Unit ("EMU") and its effects on the Company's business processes and IT system requirements in the second quarter of 1999. The Company's core back office processing and financial systems are currently capable of handling multiple currencies and will therefore be able to handle the EMU as another currency. However, the Company did identify several minor system modifications to accommodate decimalization and rounding issues, currency conversions, and the new reporting requirements of the EMU. These modifications have been completed and are currently being tested. The acquisition of Crawley Warren in the fourth quarter of 1999 and related system conversion efforts resulted in a delay in the EMU testing in the first quarter of 2000. The Company will conduct the remaining EMU testing in conjunction with the Crawley Warren conversion testing in the second and third quarters of 2000. The Company's management believes that the costs associated with upgrading IT systems and the impact on business processes will be immaterial to the Company's results of operations, liquidity and financial condition.

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

One client that the Company assisted in procuring reinsurance through Unicover was the "AIG" group of insurance companies. A lawsuit was commenced in 1999 relating to that reinsurance program. The Company is the third-party defendant and cross-claimant in that litigation, which is described in more detail in Part II, Item 1. Legal Proceedings. The Company also assisted various other clients in procuring workers' compensation reinsurance coverage with Reliance Insurance Company ("Reliance"), managed by Unicover. In 1999, Reliance engaged in negotiations with those clients of the Company, to settle Reliance's reinsurance obligations to those clients of the Company. In

January 2000, Reliance announced that those settlement negotiations had been successfully concluded. Also in January 2000, Reliance and the Company reached an agreement in principle concerning the Company's brokerage revenue associated with these settled reinsurance placements. As a result of this agreement, the Company will not experience any material adverse impact with respect to revenues the Company has previously recognized for these placements.

The Company also assisted another client company, EBI Indemnity Company ("EBI"), in procuring workers' compensation reinsurance coverage through Unicover. The Company has been advised that the reinsurance companies represented by Unicover settled their obligations to EBI in January 2000. To date, the Company has not reached an agreement with EBI or those reinsurers concerning the Company's brokerage revenues associated with the reinsurance program, although discussions are ongoing. In 1999, the Company recognized revenue for this program in accordance with its standard revenue recognition practices, through the third quarter of 1999. Some, but not all, of that recognized revenue has been received by the Company. If the Company is not successful in negotiating a satisfactory resolution of its right to brokerage for the EBI reinsurance program, it intends to pursue its legal remedies to enforce its rights.

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

GENERAL

The Company is a leading provider of integrated risk management and distribution services, including reinsurance intermediation and technical, analytical, and financial consulting services.

The following is a summary of revenues and income (loss) before taxes by geographic area for the three months ended March 31 (in thousands):

                                                2000                                        1999
                                -------------------------------------     -----------------------------------------
                                                          Income                                      Income
                                    Revenues           before taxes           Revenues             before taxes
                                ----------------    -----------------     ------------------     ------------------
Domestic operations                 $37,640              $3,223                 $48,042                $17,070
Foreign operations                   19,275                 (88)                 13,970                  2,126
                                ----------------    -----------------     ------------------     ------------------
                                    $56,915              $3,135                 $62,012                $19,196
                                ================    =================     ==================     ==================


FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

OPERATIONS

The following are the components of revenue from operations for the three months ended March 31 (in thousands):

                                                           2000              1999
                                                       ------------      -----------
   Domestic operations                                   $35,471            $46,242
   Foreign operations                                     18,272             13,426
                                                       ------------      -----------
                                                         $53,743            $59,668
                                                       ============      ===========

Domestic operations decreased $10.8 million, or 23.3%, from the prior year due primarily to workers' compensation reinsurance placement revenues recognized in 1999, some placed with Unicover Managers, Inc., that were not replaced in the first quarter of 2000 and recognition of a $3.5 million gain from the sale of a personal lines property program in the first quarter of 1999. These were partially offset by a gain of $1.9 million from the sale of a long-term investment in the first quarter of 2000.

Foreign operations increased $4.8 million or 36.1% from the prior year, primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999.

INTEREST INCOME

The following are the components of interest income for the three months ended March 31 (in thousands):

                                                             2000                1999
                                                       ---------------      --------------
    Domestic operations                                     $2,169              $1,800
    Foreign operations                                       1,003                 544
                                                       ---------------      --------------
                                                            $3,172              $2,344
                                                       ===============      ==============

Interest income is $3.2 million for the three months ended March 31, 2000 compared to $2.3 million the prior year, an increase of $0.8 million or 35.3%. This increase is primarily due to the acquisition of Crawley Warren in the fourth quarter of 1999.

EXPENSES

Domestic operating expenses increased $3.4 million to $34.4 million, or 11.1%, for the three months ended March 31, 2000 compared to $31.0 million the prior year.

Foreign operating expenses increased $7.5 million to $19.4 million, or 63.5% for the three months ended March 31, 2000 compared to $11.8 million the prior year.

The increase in operating expenses is primarily due to the acquisitions of Crawley Warren and JD Warren in late 1999 and a delay in achieving cost synergies in connection with the Crawley Warren acquisition. Subsequent to March 31, 2000, the Company began to realize these cost synergies. These cost synergies are expected to have a favorable impact on operating expenses in the future. The Company is continually scrutinizing ongoing expenses to ensure resources are focused on producing revenues.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 8.6% for domestic operations for the three months ended March 31, 2000, compared to 35.5% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were (0.5)% for foreign operations for the three months ended March 31, 2000, compared to 15.2% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 41.5% for the three months ended March 31, 2000 as compared to 41.1% for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $13.3 million at March 31, 2000.

The Company generated $14.1 million of cash from operations during the first three months of 2000 compared with $21.7 million for the same period in 1999. The decrease in operating cash flow in 2000 is primarily due to a decrease in earnings and the timing of changes in various operating assets and liabilities.

Cash flow provided by investing activities was $0.8 million for the three months ended March 31, 2000. The Company received proceeds from the sale of long-term investments of $4.9 million.

The Company used $4.3 million of cash for the purchase of property and equipment, primarily computer equipment, real property, furniture and office equipment and enhancements to the Company's Catalyst(R) software. The Company used $0.2 million for the purchase of long-term investments.

Cash flow used in financing activities was $8.3 million for the three months ended March 31, 2000. The primary source of cash from financing activities were proceeds of $2.8 million from the issuance of treasury shares to fund employee benefit plans. The primary uses of cash for financing activities were $6.8 million for the repayment on lines of credit, $2.4 million for the purchase of treasury stock and $1.8 million of dividends paid to shareholders. Of the $2.4 million used for the purchase of treasury stock, $0.7 million was used to purchase 15,798 shares of the Company's common stock from its Chairman.

The Company's long-term investment portfolio at March 31, 2000, was $27.6 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at March 31, 2000, was $1.3 million above cost. The Company's investment in unconsolidated subsidiaries at March 31, 2000 was $10.8 million. The Company's trading portfolio at March 31, 2000 was $5.4 million, which is comprised of debt investments. The market value of the Company's trading portfolio at March 31, 2000 was $0.1 million less than cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On February 1, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable March 1, 2000 to shareholders of record as of February 7, 2000. On April 27, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable June 1, 2000 to shareholders of record as of May 8, 2000.

The Company has a $100 million revolving credit facility with several banks that is used to fund general corporate requirements. This facility, which expires in 2001, carries market rates of interest which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement require the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company is currently in compliance with all of its covenants governing its indebtedness. The Company had a $51.0 million balance outstanding under this facility as of March 31, 2000 with an average rate of interest of 6.6%.

The Company also has a (pound)7.0 million secured revolving credit facility, which translates to $11.1 million at March 31, 2000. As of March 31, 2000, the Company had no outstanding balance under this facility and the interest rate was 0.32% above the London Inter Bank Offer Rate ("LIBOR"). In April 2000, the interest rate increased to 1.0% above LIBOR. In addition, the Company has a HK$7.1 million secured revolving credit facility, which translates to $0.9 million at March 31, 2000. As of March 31, 2000, the Company had $0.9 million outstanding under this facility and the interest rate was 0.32% above the Hong Kong Inter Bank Offer Rate ("HIBOR"). In April 2000, the interest rate increased to 1.0% above HIBOR. Also, the Company has a HK$5.0 million secured revolving credit facility, which translates to $0.6 million at March 31, 2000. As of March 31, 2000, the Company had $0.6 million outstanding under this facility and the interest rate was 0.32% above HIBOR. In April 2000, the interest rate increased to 1.0% above HIBOR. These credit facilities are used for general corporate funding requirements.

The Board of Directors of the Company authorized a stock repurchase program on April 17, 2000, to purchase up to twenty percent (20%) of the Company's current outstanding common stock. The purchases may be made from time-to-time at prevailing prices in the open market, by block purchases or in private transactions for a two-year period, subject to possible renewal at the end of that period. The shares repurchased will be available for reissuance to satisfy employee stock plans and for other corporate purposes.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first three months of 2000.

Part II.  Other Information

Item 1.   Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K.

(a.) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 17 hereof.

(b.) The registrant filed a current report on Form 8-K on March 22, 2000. The report contained the Company's press release reporting preliminary results for the first quarter ending March 31, 2000 and the resignation of Rodman R. Fox. Mr. Fox was a member of the Board of Directors of the Company, and was President and Chief Operating Officer of E.W. Blanch Co. (a subsidiary of the registrant).

         The registrant filed a current report on Form 8-K on April 28, 2000. The report contained the Company's press release, dated April 18, 2000, reporting earnings for the first quarter ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           E.  W. BLANCH HOLDINGS, INC.


Dated:  May 1, 2000                       /s/ Susan B. Wollenberg
       ------------------------               -----------------------
                                              Susan B. Wollenberg
                                              Senior Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit 10.1    Employment Agreement between the Company and Kaj Ahlmann

Exhibit 10.2    Employment Agreement between the Company and Susan B. Wollenberg

Exhibit 27      Financial Data Schedule