Form 10-Q
period 2000-06-30
BLANCH E W HOLDINGS INC
filed 2000-08-04
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares of the Registrant's common stock outstanding as of June 30, 2000 was 12,904,772.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                   --------------------------         ---------------------------
                                                        2000             1999              2000              1999
                                                   --------------------------         ---------------------------
Revenues:
   Operations                                      $  56,596        $  53,884         $ 108,084         $ 109,866
   Other income                                        3,537            2,579             5,792             6,265
   Interest income                                     3,919            1,929             7,091             4,273
                                                   --------------------------         ---------------------------
Total revenues                                        64,052           58,392           120,967           120,404

Expenses:
   Salaries and benefits                              30,035           23,864            62,584            49,749
   Travel and marketing                                4,680            4,629             9,350             8,132
   General and administrative                         11,742           11,160            25,431            23,372
   Amortization of intangibles                         1,659              874             3,099             1,770
   Interest expense                                    1,224              123             2,656               443
                                                   --------------------------         ---------------------------
Total expenses                                        49,340           40,650           103,120            83,466
                                                   --------------------------         ---------------------------

Income before taxes                                   14,712           17,742            17,847            36,938

Income taxes                                           6,016            7,682             7,316            15,576
                                                   --------------------------         ---------------------------
Net income before minority interest and
    equity in (gain) loss of unconsolidated
    subsidiaries, net of tax                           8,696           10,060            10,531            21,362

Minority interest, net of tax                            265              (43)              220               188
Equity interest in (gain) loss of
    unconsolidated subsidiaries, net of tax              252            2,230               (28)            3,811
                                                   --------------------------         ---------------------------
Net income                                         $   8,179        $   7,873         $  10,339         $  17,363
                                                   ==========================         ===========================


   Earnings per share - basic                      $    0.63        $    0.61         $    0.79         $    1.35
   Earnings per share - diluted                    $    0.63        $    0.58         $    0.77         $    1.28

   Cash dividends declared per share               $    0.14        $    0.12         $    0.28         $    0.24


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                          JUNE 30,        DECEMBER 31,
                                                                           2000              1999
                                                                       -------------------------------
ASSETS:                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents                                           $     8,167      $      20,819
   Due from fiduciary accounts                                              57,903             41,137
   Prepaid insurance                                                           337              1,370
   Investments, trading portfolio                                            5,595              5,128
   Other current assets                                                     24,733              9,322
                                                                       ------------------------------
Total current assets                                                        96,735             77,776

Long-term investments                                                       24,030             32,322
Investments in unconsolidated subsidiaries                                  15,559             10,528
Property and equipment, net                                                 39,798             40,918
Intangibles, net                                                            69,401             84,226
Other assets                                                                21,048             16,584
Fiduciary accounts--assets                                               1,065,986            955,556
                                                                       ------------------------------
Total assets                                                           $ 1,332,557         $1,217,910
                                                                       ==============================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Current liabilities:
   Accrued compensation                                                $     5,874          $   9,304
   Notes payable to banks under lines of credit                             69,174             59,360
   Accounts payable                                                         15,602             13,048
   Current portion of long-term liabilities                                    341                308
   Other current liabilities                                                15,053             17,948
                                                                       ------------------------------
Total current liabilities                                                  106,044             99,968

Long-term debt, less current portion                                            87                478
Other liabilities, less current portion                                      4,574              4,859
Commitments and contingencies                                                    -                  -
Fiduciary accounts--liabilities                                          1,065,986            955,556
                                                                       ------------------------------
Total liabilities                                                        1,176,691          1,060,861

MINORITY INTEREST:                                                             (69)               114

SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   60,000,000 shares; issued and outstanding: 14,141,671
   shares in 2000 and 1999)                                                    141                141
Additional paid-in capital                                                  70,508             64,518
Treasury stock (1,236,899 shares in 2000 and 854,171
   shares in 1999)                                                         (32,377)           (21,446)
Accumulated other comprehensive income                                      (1,060)             1,675
Retained earnings                                                          118,723            112,047
Total shareholders' equity                                             ------------------------------
                                                                           155,935            156,935
                                                                       ------------------------------
Total liabilities, minority interest and shareholders' equity          $ 1,332,557         $1,217,910
                                                                       ==============================


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         -------------------------
                                                                           2000             1999
                                                                         -------------------------
OPERATING ACTIVITIES
Net income                                                               $ 10,339         $ 17,363
Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
     Gain on sale of investments                                           (3,686)          (1,131)
     Gain on sale of subsidiaries                                          (1,821)          (1,414)
     Depreciation and amortization                                          8,589            6,329
     Deferred income tax provision (benefit)                                1,782           (1,839)
     Undistributed (earnings) losses of unconsolidated subsidiaries           (28)           3,811
     Non-cash compensation expense                                          2,436            2,546
Changes in operating assets and liabilities:
        Due from fiduciary accounts                                       (16,930)           2,847
        Other current assets                                               (6,281)          (2,192)
        Accrued compensation                                               (3,345)          (3,161)
        Accounts payable and other current liabilities                        567           (4,729)
Purchases of trading portfolio investments                                 (3,427)          (1,152)
Sales of trading portfolio investments                                      3,055              871
Other operating activities, net                                            (5,580)             147
                                                                         -------------------------
Net cash provided by (used in) operating activities                       (14,330)          18,296

INVESTING ACTIVITIES
Purchases of long-term investments                                           (229)          (1,190)
Sales of long-term investments                                              8,866            3,631
Purchases of property and equipment, net                                   (5,348)          (8,047)
Proceeds from the sale of subsidiaries, net                                  (189)           4,260
Acquisition of unconsolidated subsidiaries                                     --           (1,250)
Other investing activities, net                                               365              (90)
                                                                         -------------------------
Net cash provided by (used in) investing activities                         3,465           (2,686)

FINANCING ACTIVITIES
Dividends paid                                                             (3,629)          (3,070)
Proceeds from the issuance of treasury shares related to
    employee stock plans                                                    4,701            3,653
Purchase of treasury stock                                                (13,169)          (3,193)
Net borrowings (repayments) on lines of credit                              9,814           (8,625)
Net payments on long-term debt                                                (26)             (39)
Other financing activities, net                                               522               90
                                                                         -------------------------
Net cash used in financing activities                                      (1,787)         (11,184)
                                                                         -------------------------

Net increase (decrease) in cash and cash equivalents                      (12,652)           4,426
Cash and cash equivalents at beginning of period                           20,819              707
                                                                         -------------------------
Cash and cash equivalents at end of period                               $  8,167         $  5,133
                                                                         =========================


 SEE ACCOMPANYING NOTES

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the currency of the primary economic environment in which the subsidiary operates. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholders' Equity. The cumulative translation adjustment at June 30, 2000, is an unrealized $760,000 loss.

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

While an analysis is not complete, based on the Company's derivative positions at June 30, 2000, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB No. 101 in the fourth quarter of 2000. Management is currently analyzing the effect of applying SAB No. 101 and the impact on prior periods, if material, will be reported in the fourth quarter of 2000 as a cumulative effect adjustment.

4.  EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          --------------------------------    ----------------------------
                                                               2000            1999                2000          1999
                                                          --------------------------------    ----------------------------
Weighted average shares - basic                                 12,973           12,897             13,079       12,835
Effect of dilutive securities                                       62              772                357          775
                                                          --------------------------------    ----------------------------
Weighted average shares - assuming dilution                     13,035           13,669             13,436       13,610
                                                          ================================    ============================

5.  BUSINESS SEGMENT INFORMATION

The following is additional business segment information for the periods indicated (in thousands):


                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                          -----------------------------     --------------------------
PROFIT, NET OF TAX                                                 2000          1999             2000          1999
--------------------------------------------------------- --------------- -------------     ------------ -------------
Domestic operations                                               $7,782        $7,024          $10,241       $15,713
Foreign operations                                                   397           849               98         1,650
                                                          --------------- -------------     ------------ -------------
Consolidated                                                      $8,179        $7,873          $10,339       $17,363
                                                          =============== =============     ============ =============

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                          -----------------------------     --------------------------
REVENUES                                                            2000          1999             2000          1999
--------------------------------------------------------- --------------- -------------     ------------ -------------
Domestic operations                                              $47,687       $45,067          $85,327       $93,109
Foreign operations                                                16,365        13,325           35,640        27,295
                                                          --------------- -------------     ------------ -------------
Consolidated                                                     $64,052       $58,392         $120,967      $120,404
                                                          =============== =============     ============ =============

6. COMPREHENSIVE INCOME

During the three months ended June 30, 2000 and 1999, total other comprehensive income (loss) amounted to ($1,551,000) and $1,103,000, respectively. Total comprehensive income for the three months ended June 30, 2000 and 1999 amounted to $6,628,000 and $8,976,000, respectively.

During the six months ended June 30, 2000 and 1999, total other comprehensive income (loss) amounted to ($2,735,000) and $616,000, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 amounted to $7,604,000 and $17,979,000, respectively.

7. CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are parties to a number of lawsuits. Management believes that these suits will be resolved with no material financial impact on the Company.

The various lawsuits to which the Company is a party are routine in nature and incidental to the Company's business with the exception of the AIG and HomePlus lawsuits. For discussion of these lawsuits, see Part II, Item 1. Legal Proceedings in this filing.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: market dynamics (including the workers' compensation reinsurance market as discussed below); interest rate changes; regulatory changes; competition; ability to effectively and efficiently integrate operations; timing and completion of non-recurring transactions; inability to collect receivables; loss of key personnel; and legal proceedings that could impact reinsurance placements facilitated by the Company. The Company may be especially vulnerable to loss of key personnel and loss of customers due to the resignations without advance notice by Rodman Fox and Paul Karon, two senior executives with the Company, on March 20, 2000. As a result of their departure, the Company has lost some customers and other key employees, and there is a risk of more such losses in the future. The Company currently is in litigation with Fox and Karon. See Part II, Item 1. Legal Proceedings, below. Additional information concerning risk factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

EUROPEAN MONETARY UNIT

The Company completed its analysis of the new European Monetary Unit ("EMU") and its effects on the Company's business processes and IT system requirements in the second quarter of 1999. The Company's core back office processing and financial systems are currently capable of handling multiple currencies and will therefore be able to handle the EMU as another currency. However, the Company did identify several minor system modifications to accommodate decimalization and rounding issues, currency conversions, and the new reporting requirements of the EMU. These modifications have been completed and fully tested as part of the Crawley Warren system conversion efforts and are scheduled to go into production in the third quarter of 2000. The Company's management believes that the costs associated with upgrading IT systems and the impact on business processes will be immaterial to the Company's results of operations, liquidity and financial condition.

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

One client that the Company assisted in procuring reinsurance through Unicover was the "AIG" group of insurance companies. A lawsuit was commenced in 1999 relating to that reinsurance program. The Company is the third-party defendant and cross-claimant in that litigation, which is described in more detail in Part II, Item 1. Legal Proceedings. The Company also assisted various other clients in procuring workers' compensation reinsurance coverage with Reliance Insurance Company ("Reliance"), managed by Unicover. In 1999, Reliance engaged in negotiations with those clients of the Company, to settle Reliance's reinsurance obligations to those clients of the Company. In January 2000, Reliance announced that those settlement negotiations had been successfully concluded. Also in January 2000, Reliance and the Company reached an agreement in principle concerning the Company's brokerage revenue associated with these settled reinsurance placements, which agreement subsequently was finalized. As a result of this agreement, the Company will not experience any material adverse impact with respect to revenues the Company has previously recognized for these placements.

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

The Company also assisted a client, Superior National Insurance Group ("SNIG"), in procuring workers' compensation reinsurance coverage. This coverage was procured through a competitor of Unicover, Web Management LLC ("WEB"), which represented a reinsurer named United States Life Insurance Co. of the City of New York ("U.S. Life"). The Company is advised that U.S. Life in late 1999 commenced an arbitration proceeding against SNIG, which in March of 2000 was placed into conservatorship by the California Department of Insurance. The Company is advised that U.S. Life alleges, possibly among other things, that this reinsurance program should be rescinded, for alleged nondisclosure of material information. The Company is not a party to this arbitration proceeding. However, it is possible that in the event U.S. Life is successful in that proceeding, the Company may be required to return reinsurance brokerage previously received and recognized. If the Company were required to return all of its previously recognized and received brokerage for this program, the amount would have a material adverse impact on the Company's financial position and results of operations. However, based on currently available information, the Company does not believe that this is likely to occur.

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

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):


                                         THREE MONTHS ENDED                                THREE MONTHS ENDED
                                            JUNE 30, 2000                                    JUNE 30, 1999
                                ----------------------------------------     ------------------------------------------
                                                        Income before                                      Income
                                     Revenues               taxes                 Revenues              Before taxes
                                -----------------    -------------------     -------------------     ------------------
Domestic operations                      $47,687                $13,287                 $45,067                $15,242
Foreign operations                        16,365                  1,425                  13,325                  2,500
                                -----------------    -------------------     -------------------     ------------------
                                         $64,052                $14,712                 $58,392                $17,742
                                =================    ===================     ===================     ==================

                                         THREE MONTHS ENDED                                THREE MONTHS ENDED
                                            JUNE 30, 2000                                    JUNE 30, 1999
                                ----------------------------------------     ------------------------------------------
                                                        Income before                                      Income
                                     Revenues               taxes                 Revenues              Before taxes
                                -----------------    -------------------     -------------------     ------------------
Domestic operations                      $85,327                $16,508                 $93,109                $32,312
Foreign operations                        35,640                  1,339                  27,295                  4,626
                                -----------------    -------------------     -------------------     ------------------
                                        $120,967                $17,847                $120,404                $36,938
                                =================    ===================     ===================     ==================


Second quarter 2000 revenues include a receivable of $7.5 million for a fee earned by the Company for work done in the second quarter as intermediary and consultant on a transaction that was negotiated and agreed upon in the second quarter, but that is to be performed by the parties to that transaction after the second quarter.

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

OPERATIONS

The following are the components of revenue from operations for the quarter ended June 30 (in thousands):

                                                             2000                   1999
                                                       ------------------      ----------------
   Domestic operations                                         $42,010                $42,519
   Foreign operations                                           14,586                 11,365
                                                       ------------------      ----------------
                                                               $56,596                $53,884
                                                       ==================      ================

Domestic operations decreased slightly to $42.0 million, or 1.2%, for the three months ended June 30, 2000 as compared to the prior year. Foreign operations increased $3.2 million, or 28.3%, to $14.6 million for the three months ended June 30, 2000 as compared to the prior year. This increase is primarily the result of the Crawley Warren acquisition in the fourth quarter of 1999.

OTHER INCOME

The following are the components of revenue from other income for the quarter ended June 30 (in thousands):

                                                             2000                   1999
                                                       ------------------      ----------------
   Domestic operations                                          $3,389                 $1,165
   Foreign operations                                              148                  1,414
                                                       ------------------      ----------------
                                                                $3,537                 $2,579
                                                       ==================      ================


Domestic operations increased $2.2 million, or 65.4%, to $3.4 million for the three months ended June 30, 2000 as compared to the prior year. This increase is due primarily to realized gains recognized from the sale of three wholly owned subsidiaries and one long term investment in the second quarter of 2000. Foreign operations decreased $1.3 million, or 89.5% to $0.1 million for the three months ended June 30, 2000 as compared to the prior year. This decrease is due primarily to realized gains recognized in the second quarter of 1999 from the sale of two non-strategic subsidiaries.

INTEREST INCOME

The following are the components of interest income for the quarter ended June 30 (in thousands):

                                                             2000                   1999
                                                       ------------------      ----------------
    Domestic operations                                         $2,288                  $1,383
    Foreign operations                                           1,631                     546
                                                       ------------------      ----------------
                                                                $3,919                  $1,929
                                                       ==================      ================

Domestic operations increased $0.9 million, or 65.4%, to $2.3 million for the three months ended June 30, 2000 as compared to the prior year. This increase is due primarily to the acquisition of Crawley Warren and increased dividend and other investment income. Foreign operations increased $1.1 million, or 198.7%, to $1.6 million for the three months ended June 30,2000 as compared to prior year primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999.

EXPENSES

Domestic operating expenses increased $4.6 million to $34.4 million, or 15.3%, for the three months ended June 30, 2000 compared to $29.8 million the prior year. The increase in operating expenses is primarily due to the acquisitions of Crawley Warren and JD Warren in late 1999, increased salary and benefit expenses due to increased staff counts and normal salary progressions, increased interest expense due to increased borrowings on the Company's lines of credit, and increased software amortization.

Foreign operating expenses increased $4.1 million to $14.9 million, or 38.0% for the three months ended June 30, 2000 compared to $10.8 million the prior year. The increase in operating expenses is primarily due to the acquisition of Crawley Warren in late 1999.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 27.9% for domestic operations for the three months ended June 30, 2000, compared to 33.8% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 8.7% for foreign operations for the three months ended June 30, 2000, compared to 18.8% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 40.9% for the three months ended June 30, 2000 as compared to 43.3% for the same period the prior year.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

OPERATIONS

The following are the components of revenue from operations for the six months ended June 30 (in thousands):

                                                             2000                   1999
                                                       ------------------      ----------------
   Domestic operations                                         $75,226                 $85,084
   Foreign operations                                           32,858                  24,782
                                                       ------------------      ----------------
                                                              $108,084                $109,866
                                                       ==================      ================


Domestic operations decreased $9.9 million, or 11.6%, from the prior year primarily as a result of workers' compensation reinsurance placement revenues recognized in 1999, some placed with Unicover, that were not replaced in 2000. Foreign operations increased $8.1 million, or 32.6%, from the prior year primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999.

OTHER INCOME

The following are the components of revenue from other income for the six months ended June 30 (in thousands):

                                                             2000                   1999
                                                       ------------------      ----------------
   Domestic operations                                          $5,644                  $4,842
   Foreign operations                                              148                   1,423
                                                       ------------------      ----------------
                                                                $5,792                  $6,265
                                                       ==================      ================


Domestic operations increased $0.8 million, or 16.6%, to $5.6 million for the six months ended June 30, 2000 as compared to the prior year. This increase is primarily due to realized gains recognized from the sale of three wholly owned subsidiaries and one long term investment in the second quarter of 2000, and the recognition of a $1.9 million gain from the sale of a long term investment in the first quarter of 2000. In the first quarter of 1999, the Company recognized a $3.5 million gain from the sale of a personal lines property program. Foreign operations decreased $1.3 million, or 89.6%, to $0.1 million for the six months ended June 30, 2000 as compared to the prior year. This decrease is due primarily to realized gains recognized in the second quarter of 1999 from the sale of two non-strategic subsidiaries.

INTEREST INCOME

The following are the components of interest income for the six months ended June 30 (in thousands):

                                                             2000                   1999
                                                       ------------------      ----------------
    Domestic operations                                         $4,457                  $3,183
    Foreign operations                                           2,634                   1,090
                                                       ------------------      ----------------
                                                                $7,091                  $4,273
                                                       ==================      ================

Domestic operations increased $1.3 million, or 40.0%, to $4.5 million for the six months ended June 30, 2000 as compared to the prior year. This increase is due primarily to the acquisition of Crawley Warren and increased dividend and other investment income. Foreign operations increased $1.5 million, or 141.7%, to $2.6 million for the six months ended June 30, 2000 as compared to the prior year primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999.

EXPENSES

Domestic operating expenses increased $8.0 million to $68.8 million, or 13.2%, for the six months ended June 30, 2000, compared to $60.8 million the prior year. The increase in operating expenses is primarily due to the acquisitions of Crawley Warren and JD Warren in late 1999, increased salary and benefit expenses due to increased staff counts and normal salary progression, increased interest expense due to increased borrowings on lines of credit, and increased software amortization.

International operating expenses increased $11.6 million to $34.3 million, or 51.3% for the six months ended June 30, 2000, compared to $22.7 million the prior year. The increase in operating expenses is primarily due to the acquisition of Crawley Warren in late 1999.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 19.3% for domestic operations for the six months ended June 30, 2000, compared to 34.7% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 3.8% for foreign operations for the six months ended June 30, 2000, compared to 16.9% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 41.0% for the six months ended June 30, 2000 as compared to 42.2% for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $8.2 million at June 30, 2000.

The Company used $14.3 million of cash from operations during the first six months of 2000 compared with $18.3 million of cash provided by operations for the same period in 1999. The decrease in operating cash flow in 2000 is primarily due to a decrease in earnings and the timing of changes in various operating assets and liabilities.

Cash flow provided by investing activities was $3.5 million for the six months ended June 30, 2000. The Company received proceeds from the sale of long-term investments of $8.9 million. The Company used $5.3 million of cash for the purchase of property and equipment, primarily computer equipment, real property, furniture and office equipment and enhancements to the Company's Catalyst software. The Company used $0.2 million for the purchase of long-term investments.

Cash flow used in financing activities was $1.8 million for the six months ended June 30, 2000. The primary sources of cash from financing activities were $9.8 million of borrowings on lines of credit and proceeds of $4.7 million from the issuance of treasury shares to fund employee benefit plans. The primary uses of cash for financing activities were $13.2 million for the purchase of treasury stock and $3.6 million of dividends paid to shareholders. Of the $13.2 million used for the purchase of treasury stock, $0.7 million was used to purchase 15,798 shares of the Company's common stock from its Chairman.

The Company's long term investment portfolio at June 30, 2000 was $24.0 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at June 30, 2000 was $0.2 million below cost. The Company's investment in unconsolidated subsidiaries at June 30, 2000 was $15.6 million. The Company's trading portfolio at June 30, 2000 was $5.6 million, which is comprised of debt investments. The market value of the Company's trading portfolio at June 30, 2000 was $0.1 million less than cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On February 1, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable March 1, 2000 to shareholders of record as of February 7, 2000. On April 27, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable June 1, 2000 to shareholders of record as of May 9, 2000.

The Company has a $100 million revolving credit facility with several banks that is used to fund general corporate requirements. This facility, which expires in 2001, carries market rates of interest which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement require the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company is currently in compliance with all of its covenants governing its indebtedness. The Company had a $67.6 million balance outstanding under this facility as of June 30, 2000 with an average rate of interest of 7.1%.

The Company also has a (pound) 7.0 million secured revolving credit facility, which translates to $10.6 million at June 30, 2000. As of June 30, 2000, the Company had no outstanding balance under this facility and the interest rate was 1.0% above the London Inter Bank Offer Rate ("LIBOR"). In addition, the Company has a HK$7.1 million secured revolving credit facility, which translates to $0.9 million at June 30, 2000. As of June 30, 2000, the Company had $0.9 million outstanding under this facility and the interest rate was 1.0% above the Hong Kong Inter Bank Offer Rate ("HIBOR"). Also, the Company has a HK$5.0 million secured revolving credit facility, which translates to $0.6 million at June 30, 2000. As of June 30, 2000, the Company had $0.6 million outstanding under this facility and the interest rate was 1.0% above HIBOR. These credit facilities are used for general corporate funding requirements.

The Board of Directors of the Company authorized a stock repurchase program on April 17, 2000 to purchase up to 20% of the Company's then outstanding common stock. The purchases may be made from time-to-time at prevailing prices in the open market, by block purchases or in private transactions for a two-year period, subject to possible renewal at the end of that period. The shares repurchased will be available for reissuance to satisfy employee stock plans and for other corporate purposes. In the second quarter, the Company repurchased 522,000 shares of common stock.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first six months of 2000.

Part II.  Other Information

Item 1.   Legal Proceedings

The Company is engaged in legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are likely to have a material adverse effect on the consolidated financial position of the Company or the results of its operations, in the opinion of management.

The various lawsuits to which the Company is a party are routine in nature and incidental to the Company's business, with the following exceptions:

(1) E.W. Blanch Co. ("Blanch"), a subsidiary of the Company, is a third-party defendant in a lawsuit venued in the Supreme Court of the State of New York, County of New York. This lawsuit was instituted on February 16, 1999, and Blanch was added as a third-party defendant on March 23, 1999. Plaintiffs are AIU Insurance Company and various other insurance companies, all of whom are part of the "AIG" group of companies. Defendants are Unicover Managers, Inc. ("Unicover") and ReliaStar Life Insurance Company ("ReliaStar"). Blanch was joined in the lawsuit as a third-party defendant by ReliaStar.

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

Discovery has been completed in this lawsuit, and the parties have filed certain pre-trial motions, including a motion for summary judgement by ReliaStar against AIG. In an Order filed on July 19, 2000, and received by the Company on July 21, 2000, the trial court granted ReliaStar's motion for summary judgement against AIG. As part of that Order, the trial court dismissed ReliaStar's third-party complaint against Blanch as moot. The trial court did not rule on Blanch's counterclaims against ReliaStar and Unicover. The Company and its legal counsel are analyzing the potential impact of this Order on those counterclaims. No appeal of this Order has yet been filed by AIG, although the Company expects that AIG will do so. The Company in prior quarters (although not in the first six months of 2000) did recognize some revenue for the placements in issue in this lawsuit. If it ultimately were determined that those placements were never bound, and that Blanch therefore is not entitled to brokerage, the amount of previously recognized brokerage (net of reserves) that likely would have to be adjusted is approximately $1.7 million.

(2) The Company is a defendant and counterclaimant in a lawsuit venued in the United States District Court for the District of Minnesota. Plaintiffs/Counterdefendants are HomePlus Insurance Agency, Inc. and Securian Financial Group, Inc. This lawsuit was instituted on May 1, 2000. Plaintiffs allege that the Company is in breach of contract, with respect to an agreement whereby the Company was to provide plaintiff with certain software products and services, and certain other related services. The lawsuit asserts that as a result of the Company's alleged breach of contract and breach of warranty, plaintiffs have suffered damages in an amount to be proven at trial, which would include, but not be limited to, $1.5 million allegedly paid by plaintiffs to the Company to date. The Company has counterclaimed, asserting that the Company is not in material breach under the contract in issue, and seeking damages for the counterdefendants' failure and refusal to honor the agreement. Those damages would include, but not be limited to, the account receivable currently on the Company's books for this transaction, which is $4.1 million. This lawsuit is in its preliminary stages. The Company intends vigorously to defend the claims against it and vigorously to pursue its counterclaims.

(3) On March 20, 2000, the Company was sued in Dallas, Texas County Court, by Rodman Fox, a director and executive officer of the Company who resigned the same day. The lawsuit seeks a declaration that the restrictive covenants in his employment agreement are unenforceable. The Company has counterclaimed against Mr. Fox and filed third-party claims against Paul Karon, Benfield Greig Group plc, and various related Benfield Greig entities. Paul Karon was an executive vice president of E.W. Blanch Co., who resigned with Mr. Fox on March 20, 2000. Benfield Greig is the current employer of Mr. Fox and Mr. Karon. The Company's counterclaim and third-party claims are based principally on alleged breach of fiduciary, misappropriation of confidential information, and violation of restrictive covenants, based on the alleged wrong doing of Mr. Fox , Mr. Karon and Benfield Greig both before and after the resignations of Messrs. Fox and Karon without prior notice on March 20, 2000. The trial court in an Order dated June 13, 2000, granted the Company's motion for a temporary injunction, restraining Fox and Karon from soliciting or assisting in the solicitation of Company employees, and restraining Fox, Karon and Benfield Greig from disseminating trade secrets or confidential information of the Company. The trial court denied the Company's motion with respect to enforcement of the other restrictive covenants in Fox and Karon's employment contract, finding them to be unenforceable, and also denied the motion with respect to breach of fiduciary duty, finding that while the Company had "demonstrated a probable right to prevail" on the breach of fiduciary claims, an injunction was not warranted because the Company has an adequate remedy at law in the form of a jury award of damages. The Company has appealed the June 13, 2000 Order to the extent it denies the Company's temporary injunction request. The trial court has set a trial date on this matter for July 10, 2001.


Items 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on April 27, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon:

         o        Election of directors:

                  Newly elected directors:
                                                  In Favor          Withheld
                  Kaj Ahlmann                    11,299,637         442,279
                  Gerald A. Isom                 11,311,219         430,697

         o        Approval of the E.W. Blanch Holdings, Inc. Management
                  Incentive Plan.

                  In Favor                 Opposed                     Abstain
                  8,108,030               1,905,269                    478,414


         o Approval to amend the certificate of incorporation to increase the number of authorized common shares from 30,000,000 to 60,000,000.

                  In Favor                 Opposed                     Abstain
                  9,529,326               2,132,766                     79,824

         o Ratification of Ernst & Young LLP as the auditors for the Company for the year 2000.

                  In Favor                 Opposed                     Abstain
                  11,570,533               113,965                      57,418

Item 6.  Exhibits and Reports on Form 8-K.

(a.) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 20 hereof.

(b.) The registrant did not file a current report on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    E.  W. BLANCH HOLDINGS, INC.


Dated:   7/21/00                             /s/ Susan B. Wollenberg
       -----------                           -----------------------
                                             Susan B. Wollenberg
                                             Senior Vice President
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit 3.1       Restated Certificate of Incorporation of the
                           Company

         Exhibit 27        Financial Data Schedule