Form 10-Q
period 2000-09-30
BLANCH E W HOLDINGS INC
filed 2000-11-14
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares of the Registrant's common stock outstanding as of September 30, 2000 was 12,973,687.

                          Part I. Financial Information
                          Item 1. Financial Statements

                          E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------------   ----------------------------
                                                   2000            1999            2000          1999
                                             -----------------------------   ----------------------------
Revenues:
   Operations                                  $   39,662      $   56,462      $  147,746     $  166,328
   Other income (loss)                             (1,649)             (9)          4,143          6,256
   Interest income                                  3,164           2,549          10,255          6,822
                                             -----------------------------   ----------------------------
Total revenues                                     41,177          59,002         162,144        179,406

Expenses:
   Salaries and benefits                           29,793          23,770          92,377         73,519
   Travel and marketing                             4,304           3,277          13,654         11,409
   General and administrative                      16,518          10,483          41,949         33,855
   Amortization of intangibles                      2,907             860           6,006          2,630
   Interest expense                                 1,932             245           4,588            688
                                             -----------------------------   ----------------------------
Total expenses                                     55,454          38,635         158,574        122,101
                                             -----------------------------   ----------------------------

Income (loss) before taxes                        (14,277)         20,367           3,570         57,305

Income tax (benefit) expense                       (5,901)          7,832           1,415         23,408
                                             -----------------------------   ----------------------------

Net income (loss) before minority interest
     and equity in loss of unconsolidated
     subsidiaries, net of tax                      (8,376)         12,535           2,155         33,897

Minority interest, net of tax                         101              17             321            205
Equity interest in loss of unconsolidated
     subsidiaries, net of tax                         356           1,761             328          5,572
                                             -----------------------------   ----------------------------
Net income (loss)                              $   (8,833)     $   10,757      $    1,506     $   28,120
                                             =============================   ============================


   Earnings (loss) per share - basic           $    (0.69)     $     0.83      $     0.12     $     2.18
   Earnings (loss) per share - diluted         $    (0.69)     $     0.78      $     0.11     $     2.05

   Cash dividends declared per share           $     0.14      $     0.12      $     0.42     $     0.36


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2000              1999
                                                                ---------------------------------
ASSETS:                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                                      $     15,748      $     20,819
   Due from fiduciary accounts                                          31,579            41,137
   Prepaid insurance                                                     2,256             1,370
   Investments, trading portfolio                                        5,629             5,128
   Other current assets                                                 21,395            13,510
                                                                ---------------------------------
Total current assets                                                    76,607            81,964

Long-term investments                                                   21,254            32,322
Investments in unconsolidated subsidiaries                              15,036            10,528
Property and equipment, net                                             41,215            40,918
Intangibles, net                                                        70,153            84,226
Other assets                                                            15,478            16,584
Fiduciary accounts--assets                                             993,198           955,556
                                                                ---------------------------------
Total assets                                                      $  1,232,941      $  1,222,098
                                                                =================================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Current liabilities:
   Accrued compensation                                           $      8,540      $      9,304
   Notes payable to banks under lines of credit                         58,169            59,360
   Accounts payable                                                     13,958            17,236
   Current portion of long-term liabilities                                724               777
   Other current liabilities                                             8,499            17,479
                                                                ---------------------------------
Total current liabilities                                               89,890           104,156

Long-term debt, less current portion                                     1,150               478
Other liabilities, less current portion                                  5,181             4,859
Commitments and contingencies                                               --                --
Fiduciary accounts--liabilities                                        993,198           955,556
                                                                ---------------------------------
Total liabilities                                                    1,089,419         1,065,049

MINORITY INTEREST:                                                         360               114


SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   60,000,000 shares; issued and outstanding: 14,141,671
   shares in 2000 and 1999)                                                141               141
Additional paid-in capital                                              70,194            64,518
Treasury stock (1,167,984 shares in 2000 and 854,171
   shares in 1999)                                                     (29,844)          (21,446)
Accumulated other comprehensive income (loss)                           (5,388)            1,675
Retained earnings                                                      108,059           112,047
                                                                ---------------------------------
Total shareholders' equity                                             143,162           156,935
                                                                ---------------------------------
Total liabilities, minority interest and shareholders' equity     $  1,232,941      $  1,222,098
                                                                =================================


SEE ACCOMPANYING NOTES

                           E. W. Blanch Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               -----------------------------
                                                                    2000            1999
                                                               -----------------------------
OPERATING ACTIVITIES
Net income                                                       $    1,506      $   28,120
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Gain on investments                                               (897)           (833)
     Gain on sale of subsidiaries                                    (1,921)         (1,414)
     Depreciation and amortization                                   14,561           9,298
     Deferred income tax provision (benefit)                          2,653          (4,054)
     Undistributed losses of unconsolidated subsidiaries                328           5,572
     Non-cash compensation expense                                    3,607           3,949
Changes in operating assets and liabilities:
        Due from fiduciary accounts                                  10,050          (2,673)
        Other current assets                                         (2,067)            549
        Accrued compensation                                           (736)           (274)
        Accounts payable and other current liabilities              (11,524)         (6,388)
Purchases of trading portfolio investments                           (5,270)         (2,503)
Sales of trading portfolio investments                                4,924           2,063
Effect of exchange rate changes                                      (4,652)             65
Other operating activities, net                                         820          (1,713)
                                                               -----------------------------
Net cash provided by operating activities                            11,382          29,764

INVESTING ACTIVITIES
Purchases of long-term investments                                     (347)         (2,183)
Proceeds from long-term investments                                   8,884           3,969
Purchases of property and equipment, net                             (9,701)        (13,081)
Proceeds from the sale of subsidiaries, net                           2,061           4,260
Acquisition of consolidated and unconsolidated subsidiaries,
   net of cash acquired                                              (3,910)        (22,526)
Other investing activities, net                                       1,096            (865)
                                                               -----------------------------
Net cash used in investing activities                                (1,917)        (30,426)

FINANCING ACTIVITIES
Dividends paid                                                       (5,494)         (4,618)
Proceeds from the issuance of treasury shares related to
    employee stock plans                                              5,723           4,320
Purchase of treasury stock                                          (13,169)         (3,193)
Net borrowings (repayments) on lines of credit                       (1,190)          6,351
Net borrowings (payments) on long-term debt                             497             (39)
Other financing activities, net                                        (903)            170
                                                               -----------------------------
Net cash provided by (used in) financing activities                 (14,536)          2,991
                                                               -----------------------------

Net increase (decrease) in cash and cash equivalents                 (5,071)          2,329
Cash and cash equivalents at beginning of period                     20,819             707
                                                               -----------------------------
Cash and cash equivalents at end of period                       $   15,748      $    3,036
                                                               =============================

SEE ACCOMPANYING NOTES

                           E. W. Blanch Holdings, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000


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

E. W. Blanch Holdings, Inc. and its subsidiaries ("the Company") and its predecessor organizations have been in operation since 1957. The Company is a leading provider of risk management and distribution services including reinsurance intermediation and technical, analytical, and financial consulting services. These services are sold both on bundled and component bases. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries.

Certain prior year amounts have been reclassified to conform with current year presentation.

2. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the currency of the primary economic environment in which the subsidiary operates. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate, except for intercompany accounts which are translated at historical rates. Adjustments resulting from the balance sheet translation are reflected in Shareholders' Equity. The cumulative translation adjustment at September 30, 2000, is an unrealized $5,231,000 loss as compared to an unrealized $39,000 gain at December 31, 1999. This decrease in the cumulative translation adjustment is primarily due to the decline in the exchange rate for the British Pound Sterling in 2000 and the significant capital investment in UK operations which includes the Crawley Warren acquisition in the fourth quarter of 1999.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Management has substantially completed its analysis of the effect of adopting SFAS No. 133. The Company does occasionally deal with free-standing derivatives in the form of forward currency contracts in order to hedge international brokerage revenues. All such contracts entered into beginning in 2001 will be recorded on the balance sheet at fair value and marked to market throughout the term of the contract with the change in fair value immediately recognized in earnings. Only one such forward currency contract exists as of September 30, 2000. This contract will close in the fourth quarter of 2000 and any gain or loss on this transaction will be recorded in 2000. Management believes that the effect of adopting SFAS No. 133 will be immaterial to the operating results and the financial position of the Company.

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

4. EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 ---------------------    ----------------------
                                                   2000         1999         2000         1999
                                                 ---------------------    ----------------------
Weighted average shares - basic                   12,849       12,974       13,012       12,878
Effect of dilutive securities                         --          873          291          824
                                                 ---------------------    ----------------------
Weighted average shares - assuming dilution       12,849       13,847       13,303       13,702
                                                 =====================    ======================

5. BUSINESS SEGMENT INFORMATION

The following is business segment information for the periods indicated (in thousands):

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                              ------------------------  ------------------------
                                  2000         1999         2000         1999
                              ------------------------  ------------------------
PROFIT (LOSS), NET OF TAX:
Domestic operations             ($ 9,671)     $ 8,733     $    570     $ 24,446
Foreign operations                   838        2,024          936        3,674
                              ------------------------  ------------------------
Consolidated                    ($ 8,833)     $10,757     $  1,506     $ 28,120
                              ========================  ========================

REVENUES:
Domestic operations             $ 21,002      $46,318     $106,329     $139,427
Foreign operations                20,175       12,684       55,815       39,979
                              ------------------------  ------------------------
Consolidated                    $ 41,177      $59,002     $162,144     $179,406
                              ========================  ========================

6. COMPREHENSIVE INCOME

During the three months ended September 30, 2000 and 1999, total other comprehensive income (loss) amounted to ($4,328,000) and $8,000, respectively. Total comprehensive income (loss) for the three months ended September 30, 2000 and 1999 amounted to ($13,161,000) and $10,765,000, respectively.

During the nine months ended September 30, 2000 and 1999, total other comprehensive income (loss) amounted to ($7,063,000) and $624,000, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 amounted to ($5,557,000) and $28,744,000, respectively.

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: world-wide and national economic conditions; market dynamics within the world-wide and national insurance and reinsurance markets; interest rate changes; regulatory changes; competition; ability to effectively and efficiently integrate operations; timing and completion of non-recurring transactions; inability to collect receivables; loss of key personnel; and legal proceedings that could impact reinsurance placements facilitated by the Company. The Company may be especially vulnerable to loss of key personnel and loss of customers due to the resignations without advance notice by Rodman Fox and Paul Karon, two senior executives with the Company, on March 20, 2000. As a result of their departure, the Company has lost some customers and other key employees, and there is a risk of more such losses in the future. The Company currently is in litigation with Fox and Karon. See Part II, Item 1. Legal Proceedings, below. Additional information concerning risk factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

EUROPEAN MONETARY UNIT

The Company completed its analysis of the new European Monetary Unit ("EMU") and its effects on the Company's business processes and IT system requirements in the second quarter of 1999. The Company's core back office processing and financial systems are currently capable of handling multiple currencies and will therefore be able to handle the EMU as another currency. However, the Company did identify several minor system modifications to accommodate decimalization and rounding issues, currency conversions, and the new reporting requirements of the EMU. The modifications in the business processing systems have been completed. Required modifications to the general ledger system are currently being evaluated by the Company's management. The Company's management believes that the costs associated with upgrading IT systems and the impact on business processes will be immaterial to the Company's results of operations, liquidity and financial condition.

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

One client that the Company assisted in procuring reinsurance through Unicover was the "AIG" group of insurance companies. A lawsuit was commenced in 1999 relating to that reinsurance program. The Company is the third-party defendant and cross-claimant in that litigation, which is described in more detail in Part II, Item 1. Legal Proceedings. In the third quarter of 2000, the Company established a reserve against the amount of reinsurance brokerage it has recognized as revenue in prior years for these AIG placements, because of an adverse court ruling in that lawsuit.

The Company also assisted various other clients in procuring workers' compensation reinsurance coverage with Reliance Insurance Company ("Reliance") through Unicover. In 1999, Reliance engaged in negotiations with those clients of the Company, to settle Reliance's reinsurance obligations to those clients of the Company. In January 2000, Reliance announced that those settlement negotiations had been successfully concluded. Also in January 2000, Reliance and the Company reached an agreement concerning the Company's brokerage revenue associated with these settled reinsurance placements. As a result of this agreement, the Company will not experience any material adverse impact with respect to revenues the Company has previously recognized for these placements.

The Company also assisted another client company, EBI Companies ("EBI"), in procuring workers' compensation reinsurance coverage through Unicover. The Company has been advised that the reinsurance companies represented by Unicover settled their obligations to EBI in January 2000. The Company has reached an agreement with EBI concerning the brokerage revenues the Company is to receive for these reinsurance placements. Pursuant to this agreement, the Company will receive an amount less than the amount the Company recognized as revenue in prior years. The Company has established a reserve in the third quarter of 2000 for the difference between what it will receive under this agreement and what has been previously recognized.

The total reserves recorded in the third quarter 2000, related to the AIG and EBI matters described above, of approximately $3.2 million are included in general and administrative expense.

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

The following is a summary of revenues and income before taxes by geographic area for the periods indicated (in thousands):

                             THREE MONTHS ENDED             THREE MONTHS ENDED
                             SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                       ----------------------------    ---------------------------
                                          Income                         Income
                         Revenues      before taxes      Revenues     Before taxes
                       ------------    ------------    ------------   ------------
Domestic operations     $   21,002      ($ 16,525)      $   46,318     $   16,805
Foreign operations          20,175          2,248           12,684          3,562
                        ----------      ---------       ----------     ----------
                        $   41,177      ($ 14,277)      $   59,002     $   20,367
                        ==========      =========       ==========     ==========

                             NINE MONTHS ENDED              NINE MONTHS ENDED
                             SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                       ----------------------------    ---------------------------
                                          Income                         Income
                         Revenues      before taxes      Revenues     Before taxes
                       ------------    ------------    ------------   ------------
Domestic operations     $  106,329      ($     17)      $  139,427     $   49,117
Foreign operations          55,815          3,587           39,979          8,188
                        ----------      ---------       ----------     ----------
                        $  162,144      $   3,570       $  179,406     $   57,305
                        ==========      =========       ==========     ==========


THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

OPERATIONS

The following are the components of revenue from operations for the quarter ended September 30 (in thousands):

                                          2000              1999
                                      -----------       -----------
   Domestic operations                   $21,253           $44,327
   Foreign operations                     18,409            12,135
                                      -----------       -----------
                                         $39,662           $56,462
                                      ===========       ===========

Domestic operations decreased 52.1% to $21.3 million for the three months ended September 30, 2000 as compared to the prior year. This decrease is due in part to the reversal in 2000 of $7.5 million of revenue due to a third quarter renegotiation of a transaction by the principals. The Company acted as intermediary and advisor to the transaction in the second quarter. Also contributing to the decrease is the workers' compensation reinsurance placement revenues recognized in 1999, some placed with Unicover, and other one-time revenues recognized in 1999 that were not replaced in 2000. The remainder of the decline is caused by reduced core domestic brokerage exclusive of non-recurring transactions in the third quarter of 2000, partially offset by the acquisitions of JD Warren and domestic Crawley Warren entities in late 1999 and 2000, respectively.

Foreign operations increased $6.3 million, or 51.7%, to $18.4 million for the three months ended September 30, 2000 as compared to the prior year. This increase is primarily the result of the Crawley Warren acquisition in the fourth quarter of 1999 and the acquisition of a controlling interest in MSTC Blanch S.A. in the second quarter of 2000.

OTHER INCOME

The following are the components of revenue from other income for the quarter ended September 30 (in thousands):

                                          2000              1999
                                      -----------       -----------
   Domestic operations                   ($2,750)             $  0
   Foreign operations                      1,101                (9)
                                      -----------       -----------
                                         ($1,649)             $ (9)
                                      ===========       ===========

Domestic operations decreased $2.8 million for the three months ended September 30, 2000 as compared to the prior year. This decrease is primarily due to the third quarter 2000 write-down of $2.9 million related to a strategic investment as a result of a decline in value.

Foreign operations increased $1.1 million for the three months ended September 30, 2000 as compared to the prior year. This increase is due primarily to the third quarter 2000 expiration of a contingent liability related to the fourth quarter 1999 acquisition of Crawley Warren.

INTEREST INCOME

The following are the components of interest income for the quarter ended September 30 (in thousands):

                                          2000              1999
                                      -----------       -----------
    Domestic operations                   $2,499            $1,991
    Foreign operations                       665               558
                                      -----------       -----------
                                          $3,164            $2,549
                                      ===========       ===========

Domestic operations increased $0.5 million, or 25.5%, to $2.5 million for the three months ended September 30, 2000 as compared to the prior year. This increase is due primarily to the acquisition of domestic Crawley Warren entities and increased dividend and other investment income.

Foreign operations increased $0.1 million, or 19.2%, to $0.7 million for the three months ended September 30, 2000 as compared to prior year primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999.

EXPENSES

Domestic operating expenses increased $8.0 million to $37.5 million, or 27.2%, for the three months ended September 30, 2000 compared to $29.5 million the prior year. The increase in operating expenses is primarily due to third quarter 2000 provisions for previously recognized revenue of $3.2 million related to two reinsurance placements made through Unicover Managers, Inc., a write-off of $1.6 million of intangibles associated with two assets which are no longer recoverable and a $0.7 million increase in an existing bad debt reserve related to an insurance company in receivership. The increase in operating expenses is also due to the acquisitions of domestic Crawley Warren entities in 2000 and JD Warren in late 1999, higher salary and benefit expenses due to greater average staff counts and normal salary progression, higher interest expense due to increased borrowings on the Company's lines of credit, and increased software amortization.

Foreign operating expenses increased $8.8 million to $17.9 million or 96.5% for the three months ended September 30, 2000 compared to $9.1 million the prior year. The increase in operating expenses is primarily due to the acquisition of Crawley Warren in late 1999 and the acquisition of a controlling interest in MSTC Blanch S.A. in the second quarter of 2000.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were (78.7)% for domestic operations for the three months ended September 30, 2000, compared to 36.3% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 11.1% for foreign operations for the three months ended September 30, 2000, compared to 28.1% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 41.3% for the three months ended September 30, 2000 as compared to 38.5% for the same period the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

OPERATIONS

The following are the components of revenue from operations for the nine months ended September 30 (in thousands):

                                          2000              1999
                                      -----------       -----------
   Domestic operations                  $ 96,479          $129,411
   Foreign operations                     51,267            36,917
                                      -----------       -----------
                                        $147,746          $166,328
                                      ===========       ===========

Domestic operations decreased $32.9 million, or 25.4% from the prior year. This decrease is partially a result of the workers' compensation reinsurance placement revenues recognized in 1999, some placed with Unicover, and other one-time revenues recognized in 1999 that were not replaced in 2000. The remainder of the decline is caused by reduced core domestic brokerage exclusive of non-recurring transactions in the third quarter of 2000, partially offset by the acquisitions of JD Warren and domestic Crawley Warren entities in late 1999 and 2000, respectively.

Foreign operations increased $14.4 million, or 38.9%, from the prior year primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999 and the acquisition of a controlling interest in MSTC Blanch S.A. in the second quarter of 2000.

OTHER INCOME

The following are the components of revenue from other income for the nine months ended September 30 (in thousands):

                                          2000              1999
                                      -----------       -----------
   Domestic operations                    $2,894            $4,842
   Foreign operations                      1,249             1,414
                                      -----------       -----------
                                          $4,143            $6,256
                                      ===========       ===========

Domestic operations decreased $1.9 million, or 40.2%, to $2.9 million for the nine months ended September 30, 2000 as compared to the prior year. This decrease is primarily due to the third quarter 2000 write-down of $2.9 million related to a strategic investment as a result of a decline in value. The write-down was partially offset by $1.8 million of realized gains recognized from the sale of certain wholly and majority owned subsidiaries in the second and third quarters of 2000. In addition, $2.7 million in realized gains from the sales of long-term investments were recognized in the first and second quarters of 2000. In the first quarter of 1999, the Company recognized a $3.5 million gain from the sale of a personal lines property program.

Foreign operations decreased $0.2 million, or 11.7%, to $1.2 million for the nine months ended September 30, 2000 as compared to the prior year. This decrease is due primarily to realized gains recognized in the second quarter of 1999 from the sale of two non-strategic subsidiaries, partially offset by the third quarter 2000 expiration of a contingent liability related to the fourth quarter 1999 acquisition of Crawley Warren.

INTEREST INCOME

The following are the components of interest income for the nine months ended September 30 (in thousands):

                                          2000              1999
                                      -----------       -----------
    Domestic operations                  $ 6,956            $5,174
    Foreign operations                     3,299             1,648
                                      -----------       -----------
                                         $10,255            $6,822
                                      ===========       ===========

Domestic operations increased $1.8 million, or 34.4%, to $7.0 million for the nine months ended September 30, 2000 as compared to the prior year. This increase is due primarily to the acquisition of domestic Crawley Warren entities and increased dividend and other investment income.

Foreign operations increased $1.7 million, or 100.2%, to $3.3 million for the nine months ended September 30, 2000 as compared to the prior year primarily as a result of the acquisition of Crawley Warren in the fourth quarter of 1999.

EXPENSES

Domestic operating expenses increased $16.0 million to $106.3 million, or 17.8%, for the nine months ended September 30, 2000, compared to $90.3 million the prior year. The increase in operating expenses is primarily due to the acquisitions of domestic Crawley Warren entities in 2000 and JD Warren in late 1999, increased salary and benefit expenses due to greater average staff counts and normal salary progression, provisions for previously recognized revenue of $3.2 million related to two reinsurance placements made through Unicover Managers, Inc., a write-off of $1.6 million of intangibles associated with two assets which are no longer recoverable and a

$0.7 million increase in an existing bad debt reserve related to an insurance company in receivership, increased interest expense due to increased borrowings on lines of credit, and increased software amortization.

Foreign operating expenses increased $20.4 million to $52.2 million, or 64.3% for the nine months ended September 30, 2000, compared to $31.8 million the prior year. The increase in operating expenses is primarily due to the acquisition of Crawley Warren in late 1999 and the acquisition of a controlling interest in MSTC Blanch S.A. in the second quarter of 2000.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were near break-even for domestic operations for the nine months ended September 30, 2000, compared to 35.2% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 6.4% for foreign operations for the nine months ended September 30, 2000, compared to 20.5% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 39.6% for the nine months ended September 30, 2000 as compared to 40.8% for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $15.7 million at September 30, 2000.

The Company generated $11.4 million of cash from operations during the first nine months of 2000 compared with $29.8 million of cash provided by operations for the same period in 1999. The decrease in operating cash flow in 2000 is primarily due to a decrease in earnings and the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $1.9 million for the nine months ended September 30, 2000. The Company received proceeds from long-term investments of $8.9 million and $2.1 million in proceeds from the sale of subsidiaries. The Company used $9.7 million of cash for the purchase of property and equipment, primarily furniture, office and computer equipment. The Company used $3.9 million in the acquisition of an additional interest in a majority owned subsidiary and $0.3 million for the purchase of long-term investments.

Cash flow used in financing activities was $14.5 million for the nine months ended September 30, 2000. The primary source of cash from financing activities was proceeds of $5.7 million from the issuance of treasury shares to fund employee benefit plans. The primary uses of cash for financing activities were $13.2 million for the purchase of treasury stock, $5.5 million of dividends paid to shareholders and $1.2 million of net repayments on lines of credit. Of the $13.2 million used for the purchase of treasury stock, $0.7 million was used to purchase 15,798 shares of the Company's common stock from its Chairman.

The Company's long-term investment portfolio at September 30, 2000 was $21.3 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at September 30, 2000 was $0.1 million below cost. The Company's investment in unconsolidated subsidiaries at September 30, 2000 was $15.0 million. The Company's trading portfolio at September 30, 2000 was $5.6 million, which is comprised of debt investments. The market value of the Company's trading portfolio at September 30, 2000 was $0.1 million less than cost. Cash, short-term investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On February 1, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable March 1, 2000 to shareholders of record as of February 7, 2000. On April 27, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable June 1, 2000 to shareholders of record as of May 9, 2000. On July 28, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable September 1, 2000 to shareholders of record as of August 9, 2000. On October 30, 2000, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable December 1, 2000 to shareholders of record as of November 10, 2000.

The Company has a $100 million revolving credit facility with several banks that is used to fund general corporate requirements. This facility, which expires in 2001, carries market rates of interest which may vary depending upon the Company's degree of leverage. Commitment fees of .200% to .375% are payable on any unused portion. The facility contains several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement require the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company is currently in compliance with all of its covenants governing its indebtedness. The Company had a $56.6 million balance outstanding under this facility as of September 30, 2000 with an average rate of interest during the third quarter 2000 of 7.5%.

The Company also has several foreign credit facilities. During the third quarter of 2000, the Company's (pound)7.0 million secured revolving credit facility expired and was replaced with a (pound)4.0 million overdraft facility, which translates to $5.9 million at September 30, 2000. As of September 30, 2000, the Company had no outstanding balance under this facility and the interest rate was 1.0% above the Hong Kong and Shanghai Banking Corporation ("HSBC") base rate. In addition, in the third quarter of 2000 the Company's HK$7.1 million secured revolving credit facility was converted to an HK$7.1 million overdraft facility, which translates to $0.9 million at September 30, 2000. As of September 30, 2000, the Company had $0.9 million outstanding under this facility and the interest rate was 1.0% above the Hong Kong Inter Bank Offer Rate ("HIBOR"). Also in the third quarter of 2000, the Company's HK$5.0 million secured revolving credit facility was converted to an HK$5.0 million overdraft facility, which translates to $0.6 million at September 30, 2000. As of September 30, 2000, the Company had $0.6 million outstanding under this facility and the interest rate was 1.0% above HIBOR. The average rate of interest on these two overdraft facilities during the third quarter of 2000 was 7.1%. These credit facilities are used for general corporate funding requirements.

The Board of Directors of the Company authorized a stock repurchase program on April 17, 2000 to purchase up to 20% of the Company's then outstanding common stock. The purchases may be made from time-to-time at prevailing prices in the open market, by block purchases or in private transactions for a two-year period, subject to possible renewal at the end of that period. The shares repurchased will be available for reissuance to satisfy employee stock plans and for other corporate purposes. In the second quarter, the Company repurchased 522,000 shares of common stock. No additional repurchases were made in the third quarter of 2000.

The Company believes that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first nine months of 2000.

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

The various lawsuits to which the Company is a party are routine in nature and incidental to the Company's business, with the following exceptions:

(1) E. W. Blanch Co. ("Blanch"), a subsidiary of the Company, is a third-party defendant in a lawsuit venued in the Supreme Court of the State of New York, County of New York. This lawsuit was instituted on February 16, 1999, and Blanch was added as a third-party defendant on March 23, 1999. Plaintiffs are AIU Insurance Company and various other insurance companies, all of whom are part of the "AIG" group of companies. Defendants are Unicover Managers, Inc. ("Unicover") and ReliaStar Life Insurance Company ("ReliaStar"). Blanch was joined in the lawsuit as a third-party defendant by ReliaStar.

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

Discovery has been completed in this lawsuit, and the parties have filed certain pre-trial motions, including a motion for summary judgement by ReliaStar against AIG. In an Order filed on July 19, 2000, the trial court granted ReliaStar's motion for summary judgement against AIG. As part of that Order, the trial court dismissed ReliaStar's third-party complaint against Blanch as moot. The trial court did not rule on Blanch's counterclaims against ReliaStar and Unicover, but the effect of the ruling likely is to dismiss Blanch's counterclaims. Both AIG and Blanch have appealed this ruling, and that appeal is pending. As stated on page 9 above, as a result of this ruling, the Company has established a reserve for revenues recognized for these AIG reinsurance placements in prior years.

(2) The Company is a defendant and counterclaimant in a lawsuit venued in the United States District Court for the District of Minnesota. Plaintiffs/Counterdefendants are HomePlus Insurance Agency, Inc. and Securian Financial Group, Inc. This lawsuit was instituted on May 1, 2000. Plaintiffs allege that the Company is in breach of contract, with respect to an agreement whereby the Company was to provide plaintiff with certain software products and services, and certain other related services. The lawsuit asserts that as a result of the Company's alleged breach of contract and breach of warranty, plaintiffs have suffered damages in an amount to be proven at trial, which would include, but not be limited to, $1.5 million allegedly paid by plaintiffs to the Company to date. The Company has counterclaimed, asserting that the Company is not in material breach under the contract in issue, and seeking damages for the counterdefendants' failure and refusal to honor the agreement. Those damages would include, but not be limited to, the account receivable currently on the Company's books for this transaction, which is $4.1 million. This lawsuit is in the pre-trial, discovery stage. The Company intends vigorously to defend the claims against it and vigorously to pursue its counterclaims.

(3) On March 20, 2000, the Company was sued in Dallas, Texas County Court, by Rodman Fox, a director and executive officer of the Company who resigned the same day. The lawsuit seeks a declaration that the restrictive covenants in his employment agreement are unenforceable. The Company has counterclaimed against Mr. Fox and filed third-party claims against Paul Karon, Benfield Greig Group plc, and various related Benfield Greig entities. Paul Karon was an executive vice president of E. W. Blanch Co., who resigned with Mr. Fox on March 20, 2000. Benfield Greig is the current employer of Mr. Fox and Mr. Karon. The Company's counterclaim and third-party claims are based principally on alleged breach of fiduciary duty, misappropriation of confidential information, and violation of restrictive covenants, based on the alleged wrong doing of Mr. Fox, Mr. Karon and Benfield Greig both before and after the resignations of Messrs. Fox and Karon without prior notice on March 20, 2000. The trial court in an Order dated June 13, 2000, granted the Company's motion for a temporary injunction, restraining Fox and Karon from soliciting or assisting in the solicitation of Company employees, and restraining Fox, Karon and Benfield Greig from disseminating trade secrets or confidential information of the Company. The trial court denied the Company's motion with respect to enforcement of the other restrictive covenants in Fox and Karon's employment contract, finding them to be unenforceable, and also denied the motion with respect to breach of fiduciary duty, finding that while the Company had "demonstrated a probable right to prevail" on the breach of fiduciary claims, an injunction was not warranted because the Company has an adequate remedy at law in the form of a jury award of damages. The Company has appealed the

June 13, 2000 Order to the extent it denies the Company's temporary injunction request. The trial court has set a trial date on this matter for July 10, 2001.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K.

(a.) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on page 21 hereof.

(b.) The registrant did not file a current report on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    E. W. BLANCH HOLDINGS, INC.


Dated: November 10, 2000                  /s/ Susan B. Wollenberg
       -----------------                  -----------------------------------
                                          Susan B. Wollenberg
                                          Senior Vice President
                                          and Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit 27          Financial Data Schedule