Form 10-K
period 2000-12-31
BLANCH E W HOLDINGS INC
filed 2001-04-02
CIK 898438

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
         OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
|_|      SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

         As of March 5, 2001, 13,045,666 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $113,497,294.

         DOCUMENTS INCORPORATED BY REFERENCE.
1. Portions of Registrant's 2000 Annual Report to Shareholders are incorporated into Parts I, II and IV.
2. Portions of Registrant's Proxy Statement dated March 23, 2001 are incorporated into Part III.
3.       Registrant's Form 8-K dated February 2, 2001.

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

ACQUISITIONS

         In the second quarter of 2000, the Company acquired an additional fifty five percent interest in MSTC Blanch S.A. ("MSTC"), an insurance and reinsurance broker in Chile, at a cost of $4.3 million. This acquisition, accounted for under the purchase method of accounting, increased the Company's ownership in MSTC to ninety percent and accordingly the Company has accounted for MSTC as a consolidated entity from that time forward. Prior to the second quarter of 2000, the Company accounted for its thirty five percent interest in MSTC under the equity method of accounting in Investments in Unconsolidated Subsidiaries. The resulting $5.2 million of goodwill from MSTC is being amortized over 20 years.

The following are the pro forma results for the Company for the year ended December 31, 2000 had the company described above been acquired at the beginning of the year (unaudited - in thousands, except per share amounts):

                Revenues                          $208,674
                Net loss                           $(9,617)
                Loss per share -
                       diluted                      $(0.74)

DISPOSITIONS

         In the second quarter of 2000, the Company sold several subsidiaries, including ninety percent of the Company's interest in its direct marketing business, Rockwood Programs, Inc. ("Rockwood"), for a gain of $1.9 million and a domestic subsidiary of Crawley Warren Group Ltd., resulting in no gain or loss. In addition, Peninsula Excess Insurance Brokers, Inc. ("Penex"), an excess and surplus lines broker in Wilmington, Delaware was sold, resulting in a $0.1 million loss.

         In the third quarter of 2000, the Company sold subsidiaries, including three non-strategic domestic operations of Crawley Warren Group Ltd., acquired in the fourth quarter of 1999, and Blanch Capital Re, Limited, a subsidiary located in Bermuda, resulting in an immaterial net gain.

         In the fourth quarter of 2000, the Company sold its remaining ten percent interest in Rockwood for a gain of $0.2 million. In addition, Michael V. Mahoney Insurance Brokers Pty Ltd. ("Mahoney"), an Australian general retail broker acquired in the fourth quarter of 1999, was sold resulting in a $1.3 million loss.

b) Financial Information About Operating Segments

         Financial information about the Company's operating segments is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 4 through 11, and Note 17 of the Notes to the Consolidated Financial Statements on page 30, of the Company's 2000 Annual Report to Shareholders.

c) Narrative Description of Business

DOMESTIC OPERATIONS

         Revenues generated by domestic operations are derived from risk management and distribution services provided to insurance and reinsurance companies. These services are sold both on bundled and component bases. Major components provided include reinsurance intermediation and technical and analytical consulting services which are generally recurring. Also, domestic operations include the operations of the holding company.

         The Company provides intermediary services to a diverse group of insurance, reinsurance and related businesses located throughout the United States. During 2000, no domestic client accounted for more than 10% of consolidated revenues earned by the Company.

REINSURANCE INTERMEDIATION

         As a reinsurance intermediary, the Company structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. In 2000, no single reinsurer used by domestic operations accounted for more than 10% of consolidated revenues earned by the Company.

         The Company earns revenues from the structuring, placement and servicing of reinsurance, primarily on a treaty basis. The Company is a significant intermediary in the property catastrophe and casualty reinsurance markets. Catastrophe reinsurance indemnifies a ceding company against a catastrophic loss resulting from a single event such as a hurricane, earthquake or tornado. Casualty reinsurance indemnifies a ceding company for a specified loss caused by injuries to third parties, including resulting legal liability. The Company's activities in the casualty reinsurance arena relate primarily to specialized casualty exposures underwritten by excess and surplus lines insurance carriers, professional liability and workers' compensation.

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

         The Company's reinsurance intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. Among the Company's competitors are Aon Risk Services, Guy Carpenter and Co., Inc., General Re, Benfield Greig and Munich Re. There is also competition within the reinsurance market for experienced and productive reinsurance professionals that are essential in delivering the Company's services. The inability of the Company to recruit and retain such reinsurance professionals could have a material adverse effect upon its business.

         Fiduciary funds and amounts of reinsurance premiums payable by the ceding company to the reinsurer and loss payments payable by the reinsurer to the ceding company pursuant to a reinsurance agreement, which amounts represent receivables of the intermediary, are known as "fiduciary assets." Consistent with industry practice, interest on the fiduciary funds accrues to the reinsurance intermediary. Fiduciary funds are maintained in segregated accounts for the benefit of ceding companies or reinsurers, are not commingled with other assets of a reinsurance intermediary and are not subject to the claims of the intermediary's creditors. At December 31, 2000, the Company had domestic fiduciary assets and liabilities of $572.5 million. Fiduciary assets at December 31, 2000 included $93.1 million of cash and investments. In recent years, although the volume of fiduciary funds processed through the Company's domestic fiduciary accounts have increased due to business growth, the period of time for which the funds are held has declined due to advances in technology, including electronic transfers of funds and data. As this trend continues, the amount of investment income earned by the Company on these funds may diminish.

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

TECHNICAL AND ANALYTICAL CONSULTING SERVICES

         The Company provides technical and analytical consulting services primarily to insurance and reinsurance companies, government entities, and underwriting facilities. Such services are provided as part of the Company's core reinsurance intermediation function or on a component basis. Services include product development, facility administration, strategic reinsurance program reviews, actuarial services, catastrophe exposure management and analysis, and run-off management. The Company's Catalyst(R) risk modeling software is a proprietary technology which provides a competitive advantage in the catastrophe arena.

         The Company also provides financial consulting services, tailored reinsurance products, and capital markets products designed to assist its clients in capital preservation and risk management.

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

FOREIGN OPERATIONS

         The Company's foreign operations include E.W. Blanch Ltd., an international risk management and distribution services firm headquartered in London, England. E.W. Blanch Ltd. includes the operations previously carried out by Swire Blanch Insurance (Holdings) Ltd. and the operations of Crawley Warren Group Ltd., acquired in November 1999. These operations include a registered Lloyd's of London insurance and reinsurance broker now trading as Blanch Crawley Warren Ltd. and international intermediary operations. Through E.W. Blanch Consulting Ltd., it also provides financial consulting services through the sale of its benefits administration products, principally to companies in the technology sector. International intermediary services include retail insurance operations located in Hong Kong. Approximately 79% of E.W. Blanch Ltd.'s revenues are generated in the United Kingdom with the remainder primarily from Latin America and the Pacific Rim. The following foreign offices have been identified to close in connection with the fourth quarter 2000 restructuring plan: Singapore, Hong Kong, Labuan, Beijing, Shanghai, Hanoi, Ho Chi Minh, New Castle, Brisbane, Adelaide and Melbourne.

         The Company's foreign operations provide services to a diverse client base, including original insureds and insurance companies located throughout the world. During 2000, no foreign client accounted for more than 10% of consolidated revenues earned by the Company.

REINSURANCE INTERMEDIATION

         In 2000, no single insurer or reinsurer used by foreign operations accounted for more than 10% of consolidated revenues earned by the Company. The Company's foreign operations brokerage rates are similar to those for domestic operations. Like the Company's domestic operations, the Company's international intermediary business is highly competitive. The Company competes with a number of reinsurance intermediaries, direct writers of reinsurance and other financial institutions, some of which have greater financial and other resources than the Company. The Company competes on the basis of the quality and extent of services offered and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. In certain situations, the Company competes for reinsurance with financial institutions which offer alternative products which attempt to securitize or finance insurance exposures. The Company has similar types of competitive issues internationally and domestically. The Company's primary foreign competitors are other Lloyd's brokers, in addition to the Company's domestic competitors or affiliates of those companies. The Company also competes for experienced professionals to deliver the Company's services internationally and could be adversely affected if the Company is unable to recruit and retain such employees.

         The Company's foreign operations also have fiduciary assets, similar to its domestic operations, and earns investment income on the funds it holds for insurance and reinsurance companies. At December 31, 2000, the Company had foreign fiduciary assets and liabilities of $450.8 million. Fiduciary assets at December 31, 2000 included $94.5 million of cash and investments.

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

FINANCIAL PENSION AND CONSULTANCY SERVICES

         Through E.W. Blanch Consulting Ltd., the Company provides independent advice on various aspects of the financial services industry, including the design, administration and financial control of employee benefits packages, personal financial planning and pension fund administration. These services are provided, outside of the United States, to individuals, professional intermediaries, owner-managed businesses and corporations of all sizes. The Company plans to continue to develop these services.

         The Company competes with other financial service and insurance companies in providing these services. Some of these competitors may have, or be affiliated with, entities that have greater financial and other resources than the Company. The Company competes with these entities on the basis of the quality, price, innovation, and range of products and services.

EMPLOYEES

         As of December 31, 2000, the Company had 1,154 employees. The table below reflects the number of Company employees by geographic segment at December 31 of the respective year:

                                                    2000               1999
                                              ---------------    ---------------
Domestic operations                                  638                756
Foreign operations                                   516                535
                                              ---------------    ---------------
     Total                                         1,154              1,291
                                              ===============    ===============

The Company believes its relationship with its employees is strong. The Company is not a party to any collective bargaining agreement.

Excluding employees terminated on the last day of 2000 and employees affected by the Company's 2000 restructuring plan, the number of employees at December 31, 2000 would have been 1,021.

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

COMPETITION

         The reinsurance intermediary business, the Company's primary source of revenue, is highly competitive. The Company competes with a number of reinsurance intermediaries in the broker reinsurance market. There has been a consolidation of reinsurance intermediary competitors through mergers and acquisitions over the past several years, with the result that certain of the Company's principal competitors have increased substantially in size and potential resources, which may make them more formidable competitors. Results of the Company's operations may also be affected by competition for reinsurance business between broker reinsurers and direct reinsurance writers. Broker reinsurers compete with direct writers based primarily upon the price of reinsurance, reinsurance capacity, contract terms and conditions, quality and extent of services offered, financial strength, reputation and experience. The Company competes with other reinsurance intermediaries and direct writers on the basis of the quality and extent of services offered to ceding companies and the ability to provide solutions that meet the needs of ceding companies, including price and capacity requirements. Finally, in certain situations, the Company finds itself in competition for reinsurance business with other financial institutions which offer alternative products which attempt to securitize or finance insurance exposures using various capital market products. The Company has become increasingly vulnerable to competition due to its poor financial performance in 2000 and the loss of key personnel to competitors, including Benfield Greig.

         The Company also faces substantial competition in its efforts to generate revenues by offering unbundled risk management consulting, financial consulting and administration services to its clients and prospects.

         In addition, the Company competes with other entities with respect to the employment of personnel, including reinsurance brokers. The Company's competitors include entities which have, or are affiliated with entities that have, greater financial and other resources than the Company. Moreover, the Company's poor financial performance in 2000 has made the Company increasingly vulnerable to the loss of personnel to competitors, and makes it more difficult for the Company to attract personnel.

DEPENDENCE ON KEY PERSONNEL

         The Company's business depends, and will continue to depend, on the services of its executive officers, senior reinsurance brokers, senior consultants and other key employees. Such persons may from time to time leave the Company due to, among other things, retirement, health, personal and professional reasons. The Company has entered into employment agreements with most of its executive officers and senior reinsurance brokers. The employment agreements contain provisions under which the employees have agreed not to compete with the Company for specified periods of time following termination of employment and not to solicit other employees to join in a departure from the Company. The Company may be especially vulnerable to loss of key personnel and loss of customers due to the resignations without advance notice by Rodman Fox and Paul Karon, two senior executives with the Company, on March 20, 2000. As a result of their departure, the Company has lost some customers and other key employees, and there is a risk of more such losses in the future. The Company currently is in litigation with Fox and Karon. The Company intends to continue to seek enforcement of employment agreements though this may not prevent the departure of key personnel. There can be no assurance that the Company will be able to retain its existing personnel or to find and attract additional qualified employees. Nor can there be assurances that the Courts will enforce the restrictive covenants in the employment agreements.

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

         The insurance brokerage industry in general has experienced a period of low growth due to competitive pricing of underlying insurance and reinsurance premiums, and competitive pressures on brokerage and commission rates. Although the Company seeks to achieve growth in this market through its business strategies, there can be no assurance that these strategies will be successful to achieve consistent internal growth in a difficult market environment. The Company's ability to achieve growth is made more difficult by the Company's poor financial results in 2000, which have made it more difficult to retain customers and procure new customers. Should internal growth slow, or even decline, the Company will be less likely to meet revenue targets which could affect net income, profit margins, and the market price of the Company's common stock.

         The Company has experienced and may continue to experience greater fluctuations in revenues due to the impact of market conditions on commissions resulting in some renewable contracts not being renewed, renewed on substantially different terms or influenced by other circumstances. See LITIGATION RISKS below.

FUTURE ACQUISITIONS

         One of the Company's strategic solutions to market conditions and to growth has been to acquire international and domestic operations of similar and related businesses. The ability of the Company to continue to successfully acquire such businesses will depend on numerous factors that the Company may not be able to control such as finding suitable candidates, successfully and quickly integrating the businesses into its domestic and/or international operations, profitably funding the acquisition, maintaining loan covenants, maintaining sufficient management resources for evaluating and negotiating acquisitions, minimizing the distractions from the business during acquisitions and integrations, and successfully achieving anticipated benefits from the acquisitions.

SPECIFIC ENGAGEMENTS AND NEW OPPORTUNITIES

         The Company has been engaged and is pursuing a variety of specific engagements and opportunities, in addition to its traditional reinsurance intermediary line of business. In its efforts to expand its revenues, the Company is exploring a variety of potential initiatives and opportunities that are related to the Company's traditional core business, but that will require the Company in some instances to operate in areas where the Company does not have historical experience. These specific engagements and opportunities give rise to risks and uncertainties. As a result, there can be no assurance these transactions will be consummated, and the timing of the transactions is difficult to predict, which can reduce or delay the revenues the Company expects to receive.

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

         Also, as the Company expands into new (though related) lines of business, there likely will be increased unpredictability as to whether the Company will be successful in those new endeavors. These new opportunities frequently involve technological capabilities and personnel skill sets that the Company must acquire externally and/or build internally. The availability and revenue potential for some of these opportunities are unknown or uncertain and the ability of the Company to recognize gains from any strategic investments in these opportunities cannot be assured. For these reasons, it is possible the Company may invest substantial resources into these potential specific engagements and opportunities, without achieving the revenues it anticipates in return.

INTERNATIONAL OPERATIONS

         The Company has significantly increased its reinsurance intermediary activity outside of its traditional territory in the United States. The Company has offices in Buenos Aires, Copenhagen, London, Mexico City, Santiago, Sydney and Munich. With these international operations come increased risks, including the potential that the Company will not successfully integrate its international operations with its domestic and other international operations, currency exchange risks, unstable local insurance markets, unstable local economies, legal and regulatory constraints and liabilities in jurisdictions where the Company does not have significant experience, and political risks. The Company, through its fourth quarter 2000 restructuring plan, intends to close various foreign representative offices, thereby reducing its risk exposure, primarily in the Pacific Rim.

FOREIGN CURRENCY

         The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the currency of the primary economic environment in which the subsidiary operates. Therefore, fluctuations in foreign currency rates can have an impact on the Company's results of operations. However, the Company anticipates that its exposure to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as the Pacific Rim and Latin America, is minimal. Additional information is contained in the Company's 2000 Annual Report to Shareholders under the caption Market Risk on page 10.

LITIGATION RISKS

         The Company is party to various lawsuits, as described in Item 3. Legal Proceedings. The Company also could be adversely impacted by lawsuits and arbitrations to which it is not a party, as described in the Unicover Litigation and Workers' Compensation Reinsurance Issues discussion on pages 5 and 6 of the "Management's Discussion and Analysis" section of the Company's 2000 Annual Report to Shareholders. These lawsuits and arbitrations, depending on their outcome, could have a material impact on the Company.

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

STRATEGIC OPTIONS

         The Company previously announced that it has engaged Lazard Freres & Co LLC to evaluate strategic options for the Company, including possible sale of the Company. This activity could involve significant senior management time. There can be no assurances that the evaluation of options will lead to any particular action by the Company.

CREDIT FACILITY

         The Company has an outstanding credit facility, more particularly described in Part IV, Item 14, which restricts some activities of the Company, including use of offering proceeds, use of asset sales proceeds, use of funds, and dividend declaration. There can be no assurance that the Company will be able to meet the credit facility covenants should certain events occur such as a significant decrease in revenues, or an inability to obtain adequate pricing for any asset sales. There can be no assurances that the facility, which expires on November 3, 2001, will be successfully renegotiated or replaced with another facility at terms and rates favorable to the Company.

Item 2.

PROPERTIES

         The Company's physical properties consist primarily of leases of commercial office space. As of December 31, 2000, the Company leased approximately 346,000 square feet of office space, including approximately 228,000 square feet at its three primary locations, Dallas, London, and Minneapolis. The Company considers its properties to be adequate for its present and reasonably foreseeable requirements.

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

Discovery has been completed in this lawsuit. In an Order filed on July 19, 2000, the trial court granted ReliaStar's motion for summary judgement against AIG. As part of that Order, the trial court dismissed ReliaStar's third-party complaint against Blanch as moot. The trial court did not rule on Blanch's counterclaims against ReliaStar and Unicover, but the effect of the ruling likely is to dismiss Blanch's counterclaims. Both AIG and Blanch have appealed this ruling, and that appeal is pending. The Company has established a reserve for revenues recognized for these AIG reinsurance placements in prior years.

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

(4) In a Complaint dated February 12, 2001, Andrew Baur as plaintiff, on behalf of himself and others similarly situated, filed a shareholder derivative in the United States District Court for the District of Minnesota, against the Company,
E. W. Blanch Co., Inc., Edgar W. Blanch, Jr., Chris L. Walker, Frank S. Wilkinson, Jr. (a retired officer and director), and Ian D. Packer (former CFO). The Complaint alleges that the defendants made certain false and misleading statements to the investing public during the October 19, 1999 through March 20, 2000 time period, and that the individual defendants profited from these statements by engaging in certain insider trading activities during that time period. The Complaint alleges that the Company's stock traded at artificially inflated prices during that time period, and seeks recovery on behalf of class members for resulting damages. This Complaint has been followed by the filing of another shareholder derivative lawsuit dated March 13, 2001, by William Hauenstein as plaintiff, also in the United States District Court for the District of Minnesota. This Complaint is identical to the Baur Complaint, except that it expands the class period to February 25, 1999 through March 20, 2000. The Company and the other defendants have not yet responded to these Complaints. The Company intends to vigorously defend the allegations of the Complaint in these lawsuits.

         The Company is engaged in other legal proceedings in the ordinary course of business, none of which are likely to have a material adverse effect on the consolidated financial position of the Company or the results of its operations, in the opinion of management.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the Company's fourth quarter.

Item 4A.

EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 5, 2001)

                                DATES ELECTED
NAME AND AGE                      TO OFFICE         PRESENT POSITION AND BUSINESS EXPERIENCE
------------                      ---------         ----------------------------------------
Chris L. Walker       (43)     1/25/01              Chairman, President, Chief Executive Officer and COO
                               7/27/95-1/24/01      President and Chief Operating Officer
                               3/03/93-7/27/95      Executive Vice President

Kaj Ahlmann           (50)     11/24/99             Vice Chairman
                               1993-1999            Chairman, President and Chief Executive Officer -
                                                    Employers Reinsurance Corporation (Reinsurer)

Susan B. Wollenberg   (37)     12/11/00             Executive Vice President and Chief Financial Officer
                               1/24/00-12/10/00     Senior Vice President and Chief Financial Officer
                               1995-2000            Second Vice President (Finance and Business Development) -
                                                    Employers Reinsurance Corporation (Reinsurer)
                               1993-1995            Assistant Vice President (Finance) - Employers
                                                    Reinsurance Corporation (Reinsurer)

Scott K. Billings     (38)     1/01/00              Senior Vice President and Chief Accounting Officer
                               1998-1999            Vice President and Controller
                               1994-1998            Assistant Controller and Controller - H.D. Vest, Inc.
                                                    (Financial Services)

Daniel P. O'Keefe     (48)     4/27/00              Executive Vice President, General Counsel and
                                                    Corporate Secretary
                               4/01/96-4/26/00      Senior Vice President, General Counsel and
                                                    Corporate Secretary
                               Prior to 4/01/96     Partner - Dorsey & Whitney LLP (Law Firm)

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section entitled "Stock Listing and Trading Information" on page 33 of the Company's 2000 Annual Report to Shareholders.


Item 6.

SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to the section entitled "Six Year Financial Summary" on page 3 of the Company's 2000 Annual Report to Shareholders.


Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 4 through 11 of the Company's 2000 Annual Report to Shareholders.


Item 7(a).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7(a) is incorporated herein by reference to the section entitled "Market Risk" on page 10 of the Company's 2000 Annual Report to Shareholders.


Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is incorporated herein by reference to pages 12 through 32 of the Company's 2000 Annual Report to Shareholders.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by Item 10 with regard to Directors is incorporated herein by reference to the section entitled "Election of Directors" on pages 2 and 3 in the Company's proxy statement for its Annual Meeting of Shareholders in 2001. The information required by Item 10 with regard to executive officers is set forth in Item 4A hereof. The information required by
Item 10 with regard to Section 16 reporting is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement for its Annual Meeting of Shareholders in 2001.


Item 11.

EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its Annual Meeting of Shareholders in 2001.


Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the Company's proxy statement for its Annual Meeting of Shareholders in 2001.


Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its Annual Meeting of Shareholders in 2001.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of E. W. Blanch Holdings, Inc. included in the 2000 Annual Report to Shareholders are incorporated by reference into this Report by Item 8 hereof:

         Report of Independent Auditors
         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements

(a)(2)   All schedules to the consolidated financial statements listed in
         Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The Exhibits required to be a part of this Report are listed in the Index to Exhibits on pages 22 through 23 hereof.

(b)      Reports on Form 8-K

         The registrant filed a current report on Form 8-K on February 2, 2001. The report contained the Company's press release reporting the appointment of Chris L. Walker, President and Chief Operating Officer, to the additional posts of Chief Executive Officer and Chairman of the Board, replacing Edgar W. Blanch, Jr., who was named Chairman Emeritus.

(c)      Exhibits

         Included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         Included in Item 14(a)(2) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E. W. Blanch Holdings, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.


                              E. W. BLANCH HOLDINGS, INC.
                                     (Registrant)


                              By:    /s/ Chris L. Walker
                                  ---------------------------------------
                                  Chris L. Walker, Chairman of the Board,
                                  Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of E. W. Blanch Holdings, Inc. and in the capacities indicated on March 27, 2001.

Signature                                            Title
------------------------------    ----------------------------------------------

   /s/ Chris L. Walker            Chairman of the Board, Chief Executive Officer
------------------------------    and Director
Chris L. Walker

   /s/ Susan B. Wollenberg        Executive Vice President and Chief Financial
------------------------------    Officer
Susan B. Wollenberg

   /s/ Scott K. Billings          Senior Vice President and Chief Accounting
------------------------------    Officer
Scott K. Billings

         Chris L. Walker, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on March 27, 2001 as attorney-in-fact for the following directors of the Registrant:

         James N. Land, Jr.     William B. Madden
         Steven G. Rothmeier    Gerald A. Isom
         Paul B. Ingrey         Edgar W. Blanch, Jr.
         Kaj Ahlmann

                                      /s/ Chris L. Walker
                              -------------------------------------
                                          Chris L. Walker
                                          Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------

3.1           Restated Certificate of Incorporation of the Company (11)

3.2           By-Laws of the Company (2)

4.1           Specimen Common Stock Certificate (2)

4.2 Rights Agreement, dated as of January 24, 1997, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (3)

4.3 Rights Agreement Amendment, dated as of October 16, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (8)

4.4 Credit Agreement, dated as of November 3, 1998, between the Company and Nationsbank, N.A., as Agent (10)

4.5 Ninth Amendment to Credit Agreement, dated as of February 20, 2001, between the Company and Bank of America, N.A., as Agent (1)

10.1*         Non-Employee Directors Stock Plan (2)

10.2*         Directors' Stock Option Plan (6)

10.3*         1993 Stock Incentive Plan, as amended (10)

10.4*         1997 Stock Incentive Plan (6)

10.5*         Executive Restricted Stock Incentive Plan (6)

10.6*         2000 Management Incentive Plan (1)

10.7*         K2 Technologies, Inc. 1994 Stock Plan (9)

10.8*         K2 Technologies, Inc. 1996 Stock Plan (9)

10.9*         K2 Technologies, Inc. 1998 Key Person Stock Option Plan (9)

10.10*        Employment Agreement between the Company and Edgar W. Blanch, Jr.
              (4)

10.11*        Employment Agreement between the Company and Frank S. Wilkinson,
              Jr. (2)

10.12*        Employment Agreement between the Company and Chris L. Walker (2)

10.13*        Employment Agreement between the Company and Rodman R. Fox (10)

10.14*        Specimen Severance Agreement (5)

10.15*        Schedule of Executives Receiving Severance Agreements, as amended
              (1)

10.16*        Employment Agreement between the Company and Kaj Ahlmann (12)

10.17*        Employment Agreement between the Company and Susan B. Wollenberg
              (13)

10.18*        2000 Stock Incentive Plan (1)

10.19* Severance/Retention Agreement and General Release between the Company and Kaj Ahlmann (1)

11            Computation of Earnings per Share (7)

13 Portions of the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K (1)

21            Subsidiaries of the Company (1)

23            Consent of Ernst & Young LLP (1)

24            Powers of Attorney (1)



--------------------------------------
(1)      Filed with this Annual Report on Form 10-K.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-59198.
(3) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated January 24, 1997.
(4) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
(5) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
(6) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7)      The information required by Exhibit 11 is incorporated by reference to
         Note 9 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included in Exhibit 13 with this Annual Report on Form 10-K.
(8) Incorporated by reference to Amendment number one to the Company's registration statement on Form 8-A dated November 18, 1998.
(9) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(10) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(11) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(12) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(13) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
* Management contract and compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.