Form 10-Q
period 2001-03-31
BLANCH E W HOLDINGS INC
filed 2001-05-15
CIK 898438

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares of the Registrant's common stock outstanding as of April 20, 2001 was 13,070,184.

                          Part 1. Financial Information
                          Item 1. Financial Statements

                           E. W. Blanch Holdings, Inc.

                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                    Unaudited

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------
                                                      2001        2000
                                                    --------------------
Revenues:
   Operations                                       $ 44,343    $ 51,488
   Interest income                                     2,968       3,172
   Other income                                           40       2,255
                                                    --------------------
Total revenues                                        47,351      56,915

Expenses:
   Salaries and benefits                              25,555      32,549
   Travel and marketing                                1,965       4,670
   General and administrative                         13,438      13,689
   Amortization of intangibles                         1,328       1,440
   Interest expense                                    1,359       1,432
                                                    --------------------
Total expenses                                        43,645      53,780
                                                    --------------------

Income before taxes                                    3,706       3,135

Income taxes                                           1,574       1,300
                                                    --------------------
Net income before minority interest and
    equity in (gain) loss of unconsolidated
    subsidiaries, net of tax                           2,132       1,835

Minority interest, net of tax                              3         (45)
Equity interest in (gain) loss of unconsolidated
   subsidiaries, net of tax                              380        (280)
                                                    --------------------
Net income                                          $  1,749    $  2,160
                                                    ====================

Earnings per share - basic                          $   0.14    $   0.16
Earnings per share - assuming dilution              $   0.13    $   0.16

Cash dividends declared per share                   $   0.14    $   0.14


SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                   MARCH 31,     DECEMBER 31,
                                                                       2001            2000
                                                                  ---------------------------
                                                                  (Unaudited)
ASSETS:
   Cash and cash equivalents                                      $    17,688     $     8,642
   Due from fiduciary accounts (net of allowance for
       doubtful accounts of $9,199 in 2001 and $9,781 in 2000)         22,651          27,106
   Prepaid insurance                                                      939           1,610
   Investments, trading portfolio                                       5,848           5,903
   Other current assets                                                20,581          27,283
                                                                  ---------------------------
Total current assets                                                   67,707          70,544

Long-term investments                                                  21,042          20,995
Investments in unconsolidated subsidiaries                             14,834          14,962
Property and equipment, net                                            36,632          39,521
Intangibles, net                                                       64,600          67,271
Other assets                                                           13,782          15,950
Fiduciary accounts--assets                                          1,083,861       1,023,329
                                                                  ---------------------------
Total assets                                                      $ 1,302,458     $ 1,252,572
                                                                  ===========================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Current liabilities:
   Accrued compensation                                           $     6,603     $    11,575
   Notes payable to banks under lines of credit                        55,500          60,600
   Accounts payable                                                     6,760           7,047
   Accrued severance and contract terminations                          3,923           5,525
   Current portion of long-term liabilities                               597             781
   Other current liabilities                                            7,339           6,224
                                                                  ---------------------------
Total current liabilities                                              80,722          91,752

Long-term debt, less current portion                                    1,034           1,072
Other liabilities, less current portion                                 4,713           4,729
Commitments and contingencies                                              --              --
Fiduciary accounts--liabilities                                     1,083,861       1,023,329
                                                                  ---------------------------
Total liabilities                                                   1,170,330       1,120,882

MINORITY INTEREST:                                                        409             401

SHAREHOLDERS' EQUITY:
Common stock - par value $0.01 per share (authorized
   60,000,000 shares; issued and outstanding: 14,141,671
   shares in 2001 and 2000)                                               141             141
Additional paid-in capital                                             69,486          70,179
Treasury stock (1,096,237 shares in 2001 and 1,169,168
   shares in 2000)                                                    (26,514)        (28,809)
Accumulated other comprehensive loss                                   (6,490)         (5,381)
Retained earnings                                                      95,096          95,159
                                                                  ---------------------------
Total shareholders' equity                                            131,719         131,289
                                                                  ---------------------------
Total liabilities, minority interest and shareholders' equity     $ 1,302,458     $ 1,252,572
                                                                  ===========================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                  2001         2000
                                                                ---------------------
OPERATING ACTIVITIES:
Net income                                                      $  1,749     $  2,160
Adjustments to reconcile net income to net cash provided by
     operating activities:
     (Gain) loss on investments                                      333       (1,957)
     Depreciation and amortization                                 4,407        3,940
     Deferred income tax provision                                   295          930
     Undistributed (earnings) losses of unconsolidated
       subsidiaries                                                  380         (280)
     Non-cash compensation expense                                   907        1,096
Changes in operating assets and liabilities:
       Due from fiduciary accounts                                 6,637       (1,794)
       Other current assets                                        7,302        2,137
       Accrued compensation                                       (4,972)      (3,296)
       Accounts payable and other current liabilities                815         (829)
       Accrued severance and contract terminations                (1,601)          --
Purchases of trading portfolio investments                        (1,598)      (1,673)
Sales of trading portfolio investments                             1,422        1,482
Effect of exchange rate changes, net                              (1,249)         (57)
Other operating activities, net                                    1,351       (1,665)
                                                                ---------------------
Net cash provided by operating activities                         16,178          194

INVESTING ACTIVITIES:
Purchases of long-term investments                                  (470)        (220)
Proceeds from long-term investments                                   47        4,875
Purchases of property and equipment, net                            (744)      (4,276)
Acquisition of consolidated and unconsolidated subsidiaries,
     net of cash acquired                                           (253)          --
Other investing activities, net                                      496          406
                                                                ---------------------
Net cash provided by (used in) investing activities                 (924)         785

FINANCING ACTIVITIES:
Dividends paid                                                    (1,812)      (1,840)
Proceeds from issuance of treasury shares related to
    employee stock plans                                             696        2,753
Purchases of treasury stock                                           --       (2,440)
Net repayments on lines of credit                                 (5,100)      (6,803)
Net payments on long-term debt                                      (210)        (247)
Other financing activities, net                                      218           76
                                                                ---------------------
Net cash used in financing activities                             (6,208)      (8,501)
                                                                ---------------------

Net increase (decrease) in cash and cash equivalents               9,046       (7,522)
Cash and cash equivalents at beginning of period                   8,642       20,819
                                                                ---------------------
Cash and cash equivalents at end of period                      $ 17,688     $ 13,297
                                                                =====================

SEE ACCOMPANYING NOTES.

                           E. W. Blanch Holdings, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended December 31, 2000.

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

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. The functional currency of the Company's foreign operations is the currency of the primary economic environment in which the subsidiary operates. The Company translates income and expense accounts at the average rate in effect for the period. Balance sheet accounts are translated at the period end exchange rate. Adjustments resulting from the balance sheet translation are reflected in Shareholders' Equity. The cumulative translation adjustment at March 31, 2001, is an unrealized $6,414,000 loss as compared to an unrealized loss of $5,165,000 at December 31, 2000. The change in the cumulative translation adjustment is primarily due to the decline in the exchange rate for the British Pound Sterling in 2001.

3.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement

No. 133," which modified the required adoption date of SFAS No. 133 to years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. These Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Management has completed the adoption of SFAS No. 133, 137 and 138. The Company is occasionally a party to free-standing derivatives, primarily foreign currency contracts entered into to hedge foreign brokerage revenues. All such contracts entered into will be recorded on the balance sheet at fair value and marked to market throughout the term of the contract with the change in fair value immediately recognized in earnings. No such forward currency contract exists as of March 31, 2001. The effect of adopting SFAS No. 133, 137 and 138 had no effect on the operating results or the financial position of the Company.

4.  EARNINGS PER SHARE

The following table sets forth basic and diluted weighted average shares outstanding for the period ended March 31 (in thousands):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -------------------------
                                                   2001           2000
                                                -------------------------
Weighted average shares - basic                   12,953         13,184
Effect of dilutive securities                        140            631
                                                -------------------------
Weighted average shares- assuming dilution        13,093         13,815
                                                =========================

5.       BUSINESS SEGMENT INFORMATION

The following is additional business segment information for the three months ended March 31 (in thousands):

Profit (loss), net of tax                    2001                 2000
-------------------------------------------------------------------------
Domestic operations                        $2,281               $2,459
Foreign operations                           (532)                (299)
                                        ---------------------------------
Consolidated                               $1,749               $2,160
                                        =================================

REVENUES                                     2001                 2000
-------------------------------------------------------------------------
Domestic operations                       $31,592              $37,640
Foreign operations                         15,759               19,275
                                        ---------------------------------
Consolidated                              $47,351              $56,915
                                        =================================

6.       COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2001 and 2000, total other comprehensive income (loss) amounted to ($1,109,000) and ($1,184,000), respectively. Total comprehensive income for the three months ended March 31, 2001 and 2000 amounted to $640,000 and $976,000, respectively.

7.   RESTRUCTURING CHARGE

During the fourth quarter of 2000, the Company recorded a $9.5 million restructuring charge related to its expense realignment program. Under the program, management identified and divested non-performing or non-core assets and significantly lowered anticipated future operating costs and corporate overhead. The restructuring charge was made up of $4.5 million in employee-related charges, $4.6 million in occupancy/lease related charges, and $0.4 million in asset impairment charges. This charge was shown as a separate pre-tax expense item in the Consolidated Statements of Operations in 2000.

The employee-related charge represented severance and related benefits such as outplacement counseling, vacation and medical coverage to be paid to terminated employees. The charge related to the anticipated termination of approximately 114 employees at all levels throughout the Company. As of March 31, 2001, approximately 96 employees had been terminated under this program.

The restructuring plan identified offices to be closed in the following cities around the globe: Hoboken, Kansas City, Chicago, Singapore, Hong Kong, Labuan, Beijing, Shanghai, Hanoi, Ho Chi Minh, New Castle, Brisbane, Adelaide and Melbourne. As of March 31, 2001, all of these offices have been closed except for Hanoi which the Company plans to close by June 30, 2001. The occupancy/lease related charge included the cost of future contractual lease commitments related to the office space which will no longer be occupied by the Company. Additionally, the occupancy/lease related charge included the costs paid prior to December 31, 2000 to terminate an existing lease obligation. The amounts payable under the existing leases were not discounted, and anticipated sublease income was included in the calculation. The charge also included write-offs of fixed assets and leasehold improvements calculated by location. The asset impairment charge represented the amount written off in relation to an impaired asset. All actions to be taken under this plan are expected to be completed in 2001.

The following presents a rollforward of activity related to the restructuring charge:

                     4th Qtr 2000
                     Pre-tax           2000      Reserve at              2001        Reserve at
(In millions)        Charge          Payments    December 31, 2000     Payments     March 31, 2001
--------------------------------------------------------------------------------------------------
Employee-related      $4.5             $0.2           $4.3               $1.5           $2.8
Occupancy/lease
    related            4.6              3.4            1.2                0.1            1.1
Asset impairment       0.4              n/a            n/a                n/a            n/a
                  --------------------------------------------------------------------------------

Total                 $9.5                            $5.5                              $3.9

8.         SUBSEQUENT EVENT

On April 16, 2001, the Company and Benfield Greig Group plc ("Benfield"), the leading U.K. based independent reinsurance intermediary, announced that they had entered into a merger agreement. The boards of directors of both companies approved the transaction. On April 30, 2001, a wholly owned subsidiary of Benfield commenced a tender offer for all of the outstanding shares of the Company at the purchase price of $13.50 per share in cash. The tender offer is scheduled to expire on May 25, 2001 unless extended. Following the completion of the tender offer, Benfield will acquire any remaining publicly held shares of the Company at the offer price of $13.50 per share through a merger. Upon completion of the transaction, which is still subject to financing, certain regulatory approvals and other customary conditions, the combined group's U.S. operations will be renamed Benfield Blanch.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements other than historical information contained herein are considered forward-looking and involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Some of the factors that could cause actual results to differ materially are the following: world-wide and national economic conditions; market dynamics within the world-wide and national insurance and reinsurance markets; interest rate changes; regulatory changes; competition; ability to effectively and efficiently integrate operations; timing and completion of non-recurring transactions; inability to collect receivables; loss of key personnel; refinancing risk of credit facility; the possibility that the anticipated merger with Benfield may not close, or may not close within the time period currently contemplated; and legal proceedings. See Part II, Item 1. Legal Proceedings, below. Additional information concerning risk factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the most recent Form 10-K, copies of which are available from the Company without charge.

EUROPEAN MONETARY UNIT

The Company completed its analysis of the new European Monetary Unit ("EMU") and its effects on the Company's business processes and IT system requirements in the second quarter of 1999. The Company's core back office processing and financial systems are currently capable of handling multiple currencies and will therefore be able to handle the EMU as another currency. However, the Company did identify several minor system modifications to accommodate decimalization and rounding issues, currency conversions, and the new reporting requirements of the EMU. The modifications in the business processing systems have been completed. Required modifications to the general ledger system are currently being evaluated by the Company's management. The costs associated with upgrading the IT systems and the impact on business processes were immaterial to the Company's results of operations, liquidity and financial condition. The Company's management anticipates that the cost to modify the general ledger system will also be immaterial to the Company's results of operations, liquidity and financial condition.

LITIGATION RISKS

The Company is party to various lawsuits, as described in Part II, Item 1. Legal Proceedings, below. The Company also could be adversely impacted by lawsuits and arbitrations to which it is not a party, as described in the Unicover Litigation and Workers' Compensation Reinsurance Issues discussion below. These lawsuits and arbitrations, depending on their outcome, could have a material impact on the Company.

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

One client that the Company assisted in procuring reinsurance through Unicover was the "AIG" group of insurance companies. A lawsuit was commenced in 1999 relating to that reinsurance program. The Company is the third-party defendant and cross-claimant in that litigation, which is described in more detail in Part II, Item 1. Legal Proceedings. In the third quarter of 2000, the Company established a reserve against the amount of reinsurance brokerage it has recognized as revenue in prior years for these AIG placements, because of an adverse court ruling against AIG in that lawsuit.

The Company also assisted various other clients in procuring workers' compensation reinsurance coverage with Reliance Insurance Company ("Reliance") through Unicover. In 1999, Reliance engaged in negotiations with those clients of the Company to settle Reliance's reinsurance obligations to those clients of the Company. In January 2000, Reliance announced that those settlement negotiations had been successfully concluded. Also in January 2000, Reliance and the Company reached an agreement concerning the Company's brokerage revenue associated with these settled reinsurance placements. As a result of this agreement, the Company did not experience any material adverse impact with respect to revenues the Company has previously recognized for these placements.

The Company also assisted another client company, EBI Companies ("EBI"), in procuring workers' compensation reinsurance coverage through Unicover. The Company has been advised that the reinsurance companies represented by Unicover settled their obligations to EBI in January 2000. The Company has reached an agreement with EBI concerning the brokerage revenues the Company is to receive for these reinsurance placements. Pursuant to this agreement, the Company has received an amount less than the amount the Company recognized as revenue in prior years. The Company established a reserve in the third quarter of 2000 for the difference between what it has received under this agreement and what has been previously recognized.

The total reserves recorded in the third quarter 2000, related to the AIG and EBI matters described above, of approximately $3.2 million were included in general and administrative expense.

The Company also assisted a client, Superior National Insurance Group ("SNIG"), in procuring workers' compensation reinsurance coverage. This coverage was procured through a competitor of Unicover, Web Management LLC ("WEB"), which represented a reinsurer named United States Life Insurance Co. of the City of New York ("U.S. Life"). The Company is advised that U.S. Life in late 1999 commenced an arbitration proceeding against SNIG, which in March of 2000 was placed into conservatorship by the California Department of Insurance. The Company is advised that U.S. Life alleges, possibly among other things, that this reinsurance program should be rescinded for alleged nondisclosure of material information. The Company is not a party to this arbitration proceeding. However, it is possible that in the event U.S. Life is successful in that proceeding, the Company may be required to return reinsurance brokerage previously received and recognized. If the Company were required to return all of its previously recognized and received brokerage for this program, the amount would have a material adverse impact on the Company's financial position and results of operations. However, based on currently available information, the Company does not believe that this is likely to occur. The Company is advised that various lawsuits are pending relating to SNIG and involving reinsurance placements for which the Company served as reinsurance intermediary. The Company is not a party to any of these lawsuits.

2000 RESTRUCTURING

During the fourth quarter of 2000, the Company recorded a $9.5 million restructuring charge related to its expense realignment program. Under the program, management identified and divested non-performing or non-core assets and significantly lowered anticipated future operating costs and corporate overhead. The restructuring charge was made up of $4.5 million in employee-related charges, $4.6 million in occupancy/lease related charges, and $0.4 million in asset impairment charges. This charge was shown as a separate pre-tax expense item in the Consolidated Statements of Operations in 2000.

The employee-related charge represented severance and related benefits such as outplacement counseling, vacation and medical coverage to be paid to terminated employees. The charge related to the anticipated termination of approximately 114 employees at all levels throughout the Company. As of March 31, 2001, approximately 96 employees had been terminated under this program.

The restructuring plan identified offices to be closed in the following cities around the globe: Hoboken, Kansas City, Chicago, Singapore, Hong Kong, Labuan, Beijing, Shanghai, Hanoi, Ho Chi Minh, New Castle, Brisbane, Adelaide and Melbourne. As of March 31, 2001, all of these offices have been closed except for Hanoi which the Company plans to close by June 30, 2001. The occupancy/lease related charge included the cost of future contractual lease commitments related to the office space which will no longer be occupied by the Company. Additionally, the occupancy/lease related charge included the costs paid prior to December 31, 2000 to terminate an existing lease obligation. The amounts payable under the existing leases were not discounted, and anticipated sublease income was included in the calculation. The charge also included write-offs of fixed assets and leasehold improvements calculated by location. The asset impairment charge represented the amount written off in relation to an impaired asset.

All actions to be taken under this plan are expected to be completed in 2001. Management anticipates that the program will deliver at least $17 million in total expense reductions, primarily in salaries and benefits expense and lease expense, with most savings targeted to occur in the last three quarters of 2001.

Of the $9.5 million restructuring charge taken in the fourth quarter of 2000, $3.9 million of accrued severance and contract terminations liability remains as of March 31, 2001. The liability has been reduced by payments of $1.7 million and $3.5 million and write-offs of $0.4 million related to employee-related expenses, occupancy/lease related expenses and asset impairment expense, respectively.

GENERAL

The Company is a leading provider of integrated risk management and distribution services, including reinsurance intermediation and technical, analytical, and financial consulting services.

The following is a summary of revenues and income (loss) before taxes by geographic area for the three months ended March 31 (in thousands):

                                 2001                        2000
                       -------------------------    -------------------------
                                      Income                        Income
                         Revenues   before taxes      Revenues   Before taxes
                       ------------ ------------    ------------ ------------
Domestic operations      $31,592      $ 3,942         $37,640      $ 3,223
Foreign operations        15,759         (236)         19,275          (88)
                       ------------ ------------     ----------- ------------
                         $47,351      $ 3,706         $56,915      $ 3,135
                       ============ ============     =========== ============

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

OPERATIONS

The following are the components of revenue from operations for the three months ended March 31 (in thousands):

                                 2001         2000
                                -------      -------
   Domestic operations          $29,645      $33,216
   Foreign operations            14,698       18,272
                                -------      -------
                                $44,343      $51,488
                                =======      =======

Domestic operations decreased $3.6 million, or 10.8%, from the prior year primarily due to the disposal of various subsidiaries in 2000 and revenue not recognized since the first quarter of 2000 on the HomePlus contract which is in litigation. See Part II, Item 1. Legal Proceedings for information on this litigation.


Foreign operations decreased $3.6 million or 19.6% from the prior year, primarily as a result of the effect of the closure/sale of Australasian offices in the first quarter of 2001 and the timing of revenue recognition by the Company's Argentinean operations in the first quarter of 2000.

INTEREST INCOME

The following are the components of interest income for the three months ended March 31 (in thousands):

                                 2001         2000
                                -------      -------
   Domestic operations          $ 1,947      $ 2,169
   Foreign operations             1,021        1,003
                                -------      -------
                                $ 2,968      $ 3,172
                                =======      =======

Interest income is $3.0 million for the three months ended March 31, 2001 compared to $3.2 million the prior year, a decrease of $0.2 million or 6.4%. This decrease is primarily due to non-accrual of dividends in 2001 related to a strategic investment.

OTHER INCOME

The following are the components of revenue from other income for the three months ended March 31 (in thousands):

                                 2001         2000
                                -------      -------
   Domestic operations          $     0      $ 2,255
   Foreign operations                40            0
                                -------      -------
                                $    40      $ 2,255
                                =======      =======

Domestic operations decreased $2.3 million for the three months ended March 31, 2001 as compared to the prior year. The first quarter 2000 results included a $1.9 million gain from the sale of a long-term investment.

EXPENSES

Domestic operating expenses, including allocation of central costs, decreased $6.8 million to $27.1 million, or 20.0%, for the three months ended March 31, 2001 compared to $33.9 million the prior year.

Foreign operating expenses, including allocation of central costs, decreased $3.3 million to $16.6 million, or 16.9% for the three months ended March 31, 2001 compared to $19.9 million the prior year.

The decrease in operating expenses is primarily due to the implementation of the fourth quarter 2000 restructuring plan and the disposal of various subsidiaries in 2000.

PROFIT MARGINS

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were 12.5% for domestic operations for the three months ended March 31, 2001, compared to 8.6% for the same period in the prior year.

Operating profit margins, calculated as income before taxes and allocation of central costs as a percentage of total revenues, were (1.5)% for foreign operations for the three months ended March 31, 2001, compared to (0.5)% for the same period in the prior year.

INCOME TAXES

The Company's combined federal and state effective tax rate was 42.5% for the three months ended March 31, 2001 as compared to 41.5% for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of brokerage commissions and fees and interest income. Funds are applied generally to the payment of operating expenses, the purchase of equipment used in the ordinary course of business, the repayment of outstanding indebtedness, and the distribution of earnings. The Company's cash and cash equivalents were $17.7 million at March 31, 2001.

The Company generated $16.2 million of cash from operations during the first three months of 2001 compared with $0.2 million for the same period in 2000. The increase in operating cash flow in 2001 is primarily due to the timing of changes in various operating assets and liabilities.

Cash flow used in investing activities was $0.9 million for the three months ended March 31, 2001. The Company used $0.7 million of cash for the purchase of property and equipment, $0.5 million for the purchase of long-term investments and $0.3 million additional consideration for the acquisition in 2000 of a controlling interest in MSTC Blanch S.A.

Cash flow used in financing activities was $6.2 million for the three months ended March 31, 2001. The primary uses of cash for financing activities were $5.1 million for the repayment on lines of credit, $1.8 million of dividends paid to shareholders and $0.2 million for payments on long-term debt. The primary source of cash from financing activities were proceeds of $0.7 million from the issuance of treasury shares to fund employee benefit plans.

The Company's long-term investment portfolio at March 31, 2001 was $21.0 million, comprised of equity and debt instruments. The market value of the Company's investment portfolio at March 31, 2001, was $0.5 million below cost. The Company's investment in unconsolidated subsidiaries at March 31, 2001 was $14.8 million. The Company's trading portfolio at March 31, 2001 was $5.8 million, which is comprised of debt investments. The market value of the Company's trading portfolio at March 31, 2001 was $0.2 million above cost. Cash, investments and the Company's line of credit are available and managed for the payment of its operating and capital expenditures. The Company is not subject to any significant regulatory capital requirements in connection with its business.

On January 29, 2001, the Board of Directors declared a regular quarterly cash dividend of $0.14 per share, payable March 1, 2001 to shareholders of record as of February 8, 2001. Historically, the Board of Directors reviewed and declared dividends on a quarterly basis. The Company paid a quarterly dividend of $0.12 per share in the first three quarters of 1999. In October 1999, the Board of Directors increased the quarterly dividend to $0.14 per share. The Company paid quarterly dividends of $0.14 per share in the fourth quarter of 1999, all four quarters in 2000 and in the first quarter of 2001. In accordance with the credit facility, quarterly dividends are currently limited to $0.07 per share, subject to reduction of the borrowings under the credit facility to at least $40 million. The Company's Board of Directors has determined that no dividend will be declared in the second quarter of 2001.

The Company has an unsecured revolving credit facility that is used to fund general corporate requirements. As of December 31, 2000, this was a $100 million facility carrying market rates of interest, which varied depending upon the Company's commitment level. Commitment fees of 0.200% to 0.375% were payable on any unused portion. The facility contained several financial covenants and restrictions related to acquisitions, payment of dividends and sales of assets. Covenants contained in the agreement as of December 31, 2000 required the Company to exceed minimum levels of net worth and meet a fixed charge ratio. The Company was not in compliance with all of its covenants governing its indebtedness as of December 31, 2000. However, a waiver was obtained on the non-compliance in conjunction with the February 20, 2001 amendment to this credit facility. Effective February 20, 2001, the credit facility was amended to a $62.5 million unsecured revolving credit facility. The facility, which expires on November 3, 2001, carries market rates of interest, which varies depending upon the Company's commitment level. Commitment fees of 0.375% to 0.500% are payable on any unused portion. The facility contains financial covenants for Adjusted EBITDA and Minimum Net Worth. The agreement also contains scheduled commitment reductions, maximum levels of capital expenditures and certain limitations on quarterly dividend payments. The scheduled commitment reductions are as follows: $2.5 million on March 31, 2001; $5.0 million on June 30, 2001; $5.0 million on September 30, 2001; and on September 30, 2001, the greater of $10 million or the amount of Asset Sale Proceeds, as defined, collected by the Company during the period from February 20, 2001 through and including September 30, 2001. Quarterly dividends are limited to $0.07 per share, subject to reduction of the facility to at least $40 million. The Company is currently in compliance with all terms and covenants governing its indebtedness. The Company had a $55.5 million balance outstanding under this facility as of March 31, 2001 with an average rate of interest during the first quarter of 2001 of 7.7%. If the merger with Benfield occurs, it is Benfield's intention that this facility will be refinanced. Benfield obtained a $390 million debt facility in April 2001 through Barclays Capital for the purposes of financing the acquisition of the Company, refinancing existing indebtedness of both Benfield and the Company, and to provide working capital for the enlarged merged group going forward.

The Company also has a foreign credit facility. During the first quarter of 2001, the Company's (pound)4.0 million secured overdraft facility was amended to a (pound)2.0 million secured overdraft facility, which would have translated to $2.8 million at March 31, 2001. As of March 31, 2001, the Company had no outstanding balance under this facility and the interest rate was 1.0% above the

Hong Kong and Shanghai Banking Corporation ("HSBC") base rate. This overdraft facility is available for general corporate funding requirements. The Company's HK$7.1 million and HK$5.0 million overdraft facilities with HSBC, which were repaid in 2000, are no longer needed by the Company and have expired.

The Board of Directors of the Company authorized a stock repurchase program on April 17, 2000 to purchase up to 20% of the Company's then outstanding common stock. The purchases may be made from time-to-time at prevailing prices in the open market, by block purchases or in private transactions for a two-year period, subject to possible renewal at the end of that period. The shares repurchased will be available for reissuance to satisfy employee stock plans and for other corporate purposes. In the second quarter of 2000, the Company repurchased 522,000 shares of common stock. No additional repurchases have been made since the second quarter of 2000. The Company does not anticipate buying any additional shares and such purchases are subject to terms of the credit facility.

The Company anticipates that its cash and investments, combined with its borrowing facilities and internally generated funds, will be sufficient to meet its present and reasonably foreseeable long-term capital needs, subject to successful renegotiation or replacement of the Company's bank line of credit that is currently scheduled to expire on November 3, 2001.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company during the first three months of 2001.

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

Discovery has been completed in this lawsuit. In an Order filed on July 19, 2000, the trial court granted ReliaStar's motion for summary judgement against AIG. As part of that Order, the trial court dismissed ReliaStar's third-party complaint against Blanch as moot. The trial court did not rule on Blanch's counterclaims against ReliaStar and Unicover, but the effect of the ruling was to dismiss Blanch's counterclaims. Both AIG and Blanch appealed this ruling. On April 10, 2001, the appellate court affirmed the ruling of the trial court. The Company has established a reserve for revenues recognized for these AIG reinsurance placements in prior years.

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

(3) On March 20, 2000, the Company was sued in Dallas, Texas County Court, by Rodman Fox, a director and executive officer of the Company who resigned the same day. The lawsuit seeks a declaration that the restrictive covenants in his employment agreement are unenforceable. The Company has counterclaimed against Mr. Fox and filed third-party claims against Paul Karon, Benfield Greig Group plc, and various related Benfield Greig entities. Paul Karon was an executive vice president of E.W. Blanch Co., who resigned with Mr. Fox on March 20, 2000. Benfield Greig is the current employer of Mr. Fox and Mr. Karon. The Company's counterclaim and third-party claims are based principally on alleged breach of fiduciary duty, misappropriation of confidential information, and violation of restrictive covenants. The trial court in an Order dated June 13, 2000, granted the Company's motion for a temporary injunction, restraining Fox and Karon from soliciting or assisting in the solicitation of Company employees, and restraining Fox, Karon and Benfield Greig from disseminating trade secrets or confidential information of the Company. The trial court denied the Company's motion with respect to enforcement of the other restrictive covenants in Fox and Karon's employment contract, finding them to be unenforceable, and also denied the motion with respect to breach of fiduciary duty. The Company has appealed the June 13, 2000 Order to the extent it denies the Company's temporary injunction request. This lawsuit has been stayed in light of the anticipated merger with Benfield. If the merger occurs, the lawsuit will be dismissed.

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

Item 2.  Changes in Securities and Use of Proceeds.

(a.)     Not applicable.
(b.) Restrictions on the use of Asset Sale Proceeds, scheduled line of credit commitment reductions and amount of quarterly dividends that may be declared are described in Part I., Item 2., in the Liquidity and Capital Resources section of this Report. Additional information may be found in the most recent Form 10-K filed, copies of which are available from the Company without charge.
(c.)     Not applicable.
(d.)     Not applicable.

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a.)     There are no Exhibits required to be a part of this Report.

(b.) The registrant filed a current report on Form 8-K on February 2, 2001. The report contained the Company's press release reporting the appointment of Chris L. Walker, President and Chief Operating Officer, to the additional posts of Chief Executive Officer and Chairman of the Board, replacing Edgar W. Blanch, Jr., who was named Chairman Emeritus.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                E.  W. BLANCH HOLDINGS, INC.


Dated: May 11, 2001                             /s/ Susan B. Wollenberg
       ------------                             --------------------------------
                                                     Susan B. Wollenberg
                                                     Executive Vice President
                                                     and Chief Financial Officer